Form 10-Q
period 2025-06-30
Seneca Bancorp, Inc.
filed 2025-09-26
CIK 2072421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 333-288044

Seneca Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	39-4029114
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

35 Oswego Street, Baldwinsville, New York	13027
(Address of Principal Executive Offices)	(Zip Code)

(315) 638-0233

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   YES  ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒

There were no shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 24, 2025.

EXPLANATORY NOTE

Seneca Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on June 6, 2025, to serve as the bank holding company for Seneca Savings Bank, National Association upon the consummation of the conversion of Seneca Financial MHC and Seneca Financial Corp. from the mutual holding company form of organization to the stock holding form of organization. As of June 30, 2025, the conversion had not yet been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, unaudited consolidated financial statements, and related notes, and other financial information included in this report relate to Seneca Financial Corp.

The unaudited consolidated financial statements and other financial information contained in this report should be read in conjunction with the audited consolidated financial statements, and related notes, of Seneca Financial Corp. as of and for each of the years ended December 31, 2024 and 2023, contained in the Company’s definitive prospectus dated August 12, 2025, as filed with the Securities and Exchange Commission on August 22, 2025.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SENECA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	As of
	June 30,	Year Ended December 31,
	2025	2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,830	$6,788
Securities, available-for-sale, net of allowance for credit losses of $498 and $498	48,597	46,484
Loans, net of allowance for credit losses of $1,751 and $1,804	209,597	202,429
Federal Home Loan Bank of New York stock, at cost	3,453	3,361
Premises and equipment, net	10,568	8,797
Bank owned life insurance	2,740	2,688
Pension assets	7,245	7,245
Accrued interest receivable	1,370	1,247
Intangible assets	506	584
Goodwill	412	412
Other assets	1,742	904
Total assets	$299,060	$280,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$33,019	$30,639
Interest-bearing	195,798	179,932
Total Deposits	228,817	210,571
Federal Home Loan Bank advances	40,567	41,253
Advances from borrowers for taxes and insurance	3,008	2,349
Other liabilities	2,913	2,908
Total liabilities	275,305	257,081
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 2,002,923 shares issued and 1,838,278 shares outstanding at June 30, 2025 and December 31, 2024	9	9
Additional paid-in capital	8,150	8,118
Treasury stock, at cost (164,645 shares at June 30, 2025 and December 31, 2024)	(1,557)	(1,557)
Retained earnings	22,329	22,377
Unearned ESOP shares, at cost	(596)	(605)
Accumulated other comprehensive loss	(4,580)	(4,484)
Total stockholders’ equity	23,755	23,858
Total liabilities and stockholders’ equity	$299,060	$280,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENECA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	Unaudited		Unaudited
INTEREST INCOME
Loans, including fees	$3,098	$2,897	$6,028	$5,641
Securities	460	350	917	711
Other	37	89	87	123
Total interest income	3,595	3,336	7,032	6,475
INTEREST EXPENSE
Deposits	995	1,022	1,922	1,951
Advances and borrowings	369	343	751	659
Total interest expense	1,364	1,365	2,673	2,610
Net interest income	2,231	1,971	4,359	3,865
Provision for credit losses available-for-sale securities	—	—	—	—
Provision for credit losses loans receivable	511	—	621	15
Net interest income after provision for credit losses	1,720	1,971	3,738	3,850
NONINTEREST INCOME
Service fees	33	30	65	61
Income from financial services	240	218	464	423
Fee income	200	184	370	341
Gain on sale of fixed assets	—	—	—	6
Earnings on bank-owned life insurance	26	11	52	22
Net gain on sales of available-for-sale securities	—	—	1	—
Net gains on sale of residential mortgage loans	32	20	65	22
Total noninterest income	531	463	1,017	875
NONINTEREST EXPENSE
Compensation and employee benefits	1,387	1,180	2,673	2,395
Core processing	375	366	711	730
Premises and equipment	222	173	445	381
Professional fees	106	109	163	131
Postage & office supplies	29	20	58	56
FDIC premiums	34	31	67	60
Advertising	85	93	183	180
Director fees	37	40	85	88
Other	207	209	424	372
Total noninterest expense	2,482	2,221	4,809	4,393
Income before provision for income taxes	(231)	213	(54)	332
PROVISION FOR INCOME TAXES	(35)	37	(6)	50
Net income (loss)	$(196)	$176	$(48)	$282

Net income (loss) per common shares - basic	$(0.11)	$0.10	$(0.03)	$0.16
Net income (loss) per common shares - diluted	$(0.11)	$0.10	$(0.03)	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENECA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	Unaudited		Unaudited
NET INCOME (LOSS)	$(196)	$176	$(48)	$282

OTHER COMPREHENSIVE INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding (losses)gains arising during period	(55)	36	(122)	(172)
Less reclassification adjustment for net losses included in net income	—	—	—	—

Net unrealized (losses) gains on available-for-sale securities	(55)	36	(122)	(172)

Defined benefit pension plan:
Net gains income arising during the period	—	—	—	—
Less reclassification of amortization of net losses recognized in net pension expense	—	—	—	—

Net changes in defined benefit pension plan	—	—	—	—

OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX	(55)	36	(122)	(172)

Tax effect	12	(7)	26	37

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(43)	29	(96)	(135)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(239)	$205	$(144)	$147

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENECA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

Three Months Ended June 30, 2025		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, April 1, 2025	$9	$8,134	$(1,557)	$22,525	$(600)	$(4,537)	$23,974

Net loss	$—	$—	$—	$(196)	$—	$—	$(196)
Other comprehensive loss	—	—	—	—	—	(43)	(43)
ESOP shares committed to be released (646 shares)	—	—	—	—	4	—	4
Stock-based compensation	—	16	—	—	—	—	16
BALANCE, June 30, 2025 (Unaudited)	$9	$8,150	$(1,557)	$22,329	$(596)	$(4,580)	$23,755

Three Months Ended June 30, 2024		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, April 1, 2024	$9	$8,065	$(1,487)	$21,771	$(623)	$(5,118)	$22,617

Net income	$—	$—	$—	$176	$—	$—	$176
Other comprehensive income	—	—	—	—	—	29	29
ESOP shares committed to be released (646 shares)	—	—	—	—	6	—	6
Purchase treasury stock	—	—	(70)	—	—	—	(70)
Stock-based compensation	—	22	—	—	—	—	22
BALANCE, June 30, 2024 (Unaudited)	$9	$8,087	$(1,557)	$21,947	$(617)	$(5,089)	$22,780

Six Months Ended June 30, 2025		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, January 1, 2025	$9	$8,118	$(1,557)	$22,377	$(605)	$(4,484)	$23,858

Net loss	$—	$—	$—	$(48)	$—	$—	$(48)
Other comprehensive loss	—	—	—	—	—	(96)	(96)
ESOP shares committed to be released (646 shares)	—	—	—	—	9	—	9
Stock-based compensation	—	32	—	—	—	—	32
BALANCE, June 30, 2025 (Unaudited)	$9	$8,150	$(1,557)	$22,329	$(596)	$(4,580)	$23,755

						Accumulated
Six Months Ended June 30, 2024		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, January 1, 2024	$9	$8,045	$(1,487)	$21,665	$(629)	$(4,954)	$22,649

Net income	$—	$—	$—	$282	$—	$—	$282
Other comprehensive loss	—	—	—	—	—	(135)	(135)
ESOP shares committed to be released (646 shares)	—	—	—	—	12	—	12
Purchase treasury stock	—	—	(70)	—	—	—	(70)
Stock-based compensation	—	42	—	—	—	—	42
BALANCE, June 30, 2024 (Unaudited)	$9	$8,087	$(1,557)	$21,947	$(617)	$(5,089)	$22,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENECA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024

	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(48)	$282
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	265	263
Provision for credit losses	621	15
Net amortization of premiums and discounts on securities	(52)	59
Gain on sale of residential mortgage loans	(65)	(22)
Proceeds from sale of residential mortgage loans	4,618	1,842
Loans originated and sold	(4,554)	(1,820)
Deferred income tax benefit	(47)	—
Loss on sale of available-for-sale securities	—	—
Loss (gain) on sale of fixed assets	1	(6)
Amortization of deferred loan fees	41	28
ESOP compensation expense	9	12
Stock based compensation expense	32	42
Earnings on investment in bank owned life insurance	(52)	(22)
Increase in accrued interest receivable	(123)	(181)
Increase in other assets	(838)	(198)
Increase in other liabilities	233	641
Net cash flow provided by operating activities	41	935
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale:
Proceeds from calls and maturities	10,230	30
Proceeds from sales	—	—
Principal repayments	312	612
Purchases	(12,725)	—
Purchase of Federal Home Loan Bank of New York stock	(855)	(631)
Redemption of Federal Home Loan Bank of New York stock	763	442
Loan originations and principal collections, net	(7,829)	(8,099)
Purchases of premises and equipment	(1,958)	(441)
Net cash flow used in investing activities	(12,062)	(8,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	18,246	6,346
Increase in advances from borrowers for taxes and insurance	659	689
Purchase of treasury stock	—	(70)
Payments on acquisition contingent consideration	(156)	(90)
Repayment of long-term FHLB advances	(14,500)	(5,000)
Proceeds from long-term FHLB advances	13,814	9,695
Decrease in short-term FHLB advances	—	(2,000)
Net cash flow (used in) provided by financing activities	18,063	9,570
Net change in cash and cash equivalents	6,042	2,418
CASH AND CASH EQUIVALENTS - beginning of the period	6,788	3,920
CASH AND CASH EQUIVALENTS - end of the period	$12,830	$6,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

SENECA BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024

	Unaudited
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$2,715	$2,676
Income taxes	$7	$101
SUPPLEMENTAL NONCASH DISCLOSURES
Acquisition contingent consideration payable	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

Notes to the Consolidated Financial Statements

1. BASIS OF PRESENTATION

Seneca Financial Corp. (the “Company”) is a federally chartered mid-tier stock holding company and was formed in connection with the conversion of Seneca Federal Savings and Loan Association (the “Bank”) into the mutual holding company form of organization in October 2017, and it is a subsidiary of Seneca Financial MHC (the “Mutual Holding Company”), a federally chartered mutual holding company. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements. Seneca Savings, formerly known as Seneca Federal Savings and Loan Association, is a wholly owned subsidiary of the Company. The same directors and officers, who manage the Bank, also manage the Company and the Mutual Holding Company.

On May 8, 2025, the Board of Directors adopted a Plan of Conversion and Reorganization, pursuant to which the Mutual Holding Company will undertake a “second step” conversion from the mutual holding company structure to the stock holding company structure. In connection with the second step conversion, the Bank is seeking regulatory approval to convert its charter to a national bank that will be renamed “Seneca Savings Bank, National Association.” Upon completion of the conversion and stock offering, the Mutual Holding Company and the Company will cease to exist and Seneca Bancorp, Inc., a Maryland corporation, will become the successor holding company to the Company and will become the stock holding company of the Bank. The conversion will be accomplished by the merger of the Mutual Holding Company with and into the Company, followed by the merger of the Company with and into Seneca Bancorp, Inc. The Mutual Holding Company currently owns approximately 58.1% of the outstanding shares of common stock of the Company. The proposed transaction is expected to be completed in the fourth quarter of 2025, subject to regulatory approval, approval by the members of the Mutual Holding Company (i.e., depositors and certain borrowers of the Bank), and approval by the stockholders of the Company, including by a separate vote of approval by the Company’s minority stockholders.

Seneca Savings maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool, North Syracuse, Manlius and Bridgeport, New York. The Bank is a community-oriented savings and loan institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential mortgage and commercial loans.

The financial information included herein as of June 30, 2025 and for the three and six month periods ended June 30, 2025 and 2024 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be obtained for the year ending December 31, 2025 or for any other period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to provide more transparency about income tax information through improvements to income tax disclosures. Specifically, the update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold, and greater disaggregation of income tax disclosures related to income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Other than meeting the new disclosure requirements, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to improve the reportable segment disclosures by requiring disclosure of incremental segment information on an annual and interim basis. In addition, the amendments will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The ASU does not change how a public entity identifies its operating segments or determines its reportable segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Other than meeting the new disclosure requirements, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Impact of Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures, to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU require disclosure, in the notes to the consolidated financial statements, of specified information about certain costs and expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact this will have on the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiary, Seneca Savings Insurance Agency, Inc. dba Financial Quest (“Quest”). Quest offers financial planning and investment advisory services and sells various insurance and investment products through broker networks. All significant intercompany transactions and balances have been eliminated in consolidation. The Company, as used in the consolidated financial statements, refers to the consolidated group.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates, and such differences may be significant.

Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for credit losses, deferred tax assets, the assumptions used in the actuarial valuation and the estimation of fair values for accounting and disclosure purposes.

The Company is subject to the regulations of various governmental agencies. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions resulting from the regulators’ judgements based on information available to them at the time of their examinations.

Reclassifications

Certain amounts in the 2024 consolidated financial statements have been reclassified to conform with the 2025 presentation format. These classifications are immaterial and had no effect on net income or stockholders’ equity for the periods presented herein.

3. Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value

	(In thousands)
Available-for-sale securities:
June 30, 2025 (Unaudited):
U.S. Treasury securities	$18,762	$—	$(80)	$—	$18,682
U.S. Government Agency securities	1,000	—	(131)	—	869
Municipal securities	17,086	—	(2,757)	(498)	13,831
Mortgage-backed securities and collateralized mortgage obligations	6,543	—	(1,005)	—	5,538
Corporate securities	9,931	8	(262)	—	9,677
	$53,322	$8	$(4,235)	$(498)	$48,597

December 31, 2024:
U.S. Treasury securities	$15,923	$4	$(116)	$—	$15,811
U.S. Government Agency securities	1,000	—	(162)	—	838
Municipal securities	17,151	—	(2,372)	(498)	14,281
Mortgage-backed securities and collateralized mortgage obligations	6,862	—	(1,107)	—	5,755
Corporate securities	10,152	8	(361)	—	9,799
	$51,088	$12	$(4,118)	$(498)	$46,484

Government agency and U.S. Treasury securities include notes and bonds with fixed rates. Mortgage-backed securities and collateralized mortgage obligations consist of securities that are issued by Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”), Ginnie Mae (“GNMA”), and Small Business Administration (“SBIC”) and are collateralized by residential mortgages. Municipal securities consist of government obligation and revenue bonds. Corporate securities consist of fixed and variable rate bonds with large financial institutions.

Investment securities with carrying amounts of $22.3 million (unaudited) and $22.2 million were pledged to secure deposits and for other purposes required or permitted by law at June 30, 2025 and December 31, 2024, respectively.

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	June 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Unaudited)
Due in one year or less	$18,842	$18,229	$14,225	$13,723
Due after one year through five years	14,439	13,682	15,878	15,107
Due after five years through ten years	9,241	7,973	9,840	8,566
Due after ten years	4,257	3,175	4,283	3,333
Mortgage-backed securities and collateralized mortgage obligations	6,543	5,538	6,862	5,755
	$53,322	$48,597	$51,088	$46,484

The Company did not sell available-for-sale securities during the three or six months ended June 30, 2025 and June 30, 2024.

Management has reviewed its loan, mortgage-backed securities and collateralized mortgage obligations portfolios and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of investing in, or originating, these types of investments or loans.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Twelve Months and Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(In thousands)
June 30, 2025 (Unaudited):
U.S. Treasury securities	$(10)	$15,758	$(70)	2,925
U.S. Government Agency securities	—	—	(131)	869
Municipal securities	(19)	1,119	(2,738)	11,313
Mortgage-backed securities and collateralized mortgage obligations	—	—	(1,005)	5,537
Corporate securities	—	—	(262)	8,274
	$(29)	$16,877	$(4,206)	$28,918

December 31, 2024:
U.S. Treasury securities	$—	$—	$(116)	$2,874
U.S. Government Agency securities	—	—	(162)	839
Municipal securities	(24)	1,114	(2,348)	11,769
Mortgage-backed securities and collateralized mortgage obligations	—	—	(1,107)	5,755
Corporate securities	(4)	896	(357)	8,402
	$(28)	$2,010	$(4,090)	$29,639

Unrealized losses on U.S. treasury securities, government agency securities, mortgage-backed securities, collateral mortgage obligations, corporate securities, and municipal securities, have not been recognized into income because these losses are attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity.

At June 30, 2025, six U.S. Treasuries and three municipal securities were at a loss position for less than one year. At June 30, 2025, one government agency, one U.S. Treasury, thirty-two municipal, four mortgage-backed, ten collateralized mortgage obligation securities and twelve corporate securities were in a continuous loss position for more than twelve months.

At December 31, 2024, one corporate security and three municipal securities were at a loss position for less than one year. At December 31, 2024, one government agency, one U.S. Treasury, thirty-two municipal securities, four mortgage-backed, ten collateralized mortgage obligation securities and twelve corporate securities were in a continuous loss position for more than twelve months.

Allowance for Credit Losses for Debt Securities:

The following table presents the allowance for credit losses on available-for-sale debt securities.

Municipal Securities
(In thousands)
June 30, 2025 (Unaudited):
Balance, beginning of period	$498
Provision for credit losses, not previously recorded	—
Balance, end of period	$498

June 30, 2024:
Balance, beginning of period	$—
Provision for credit losses, not previously recorded	498
Balance, end of period	$498

At June 30, 2025 and December 31, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $451 thousand. The allowance relates to Madison County Capital Resource Corp. (Cazenovia College) bond that was in default at June 30, 2025 and December 31, 2024. The bond is collateralized with all the assets and real estate of the issuer which will be monetized to satisfy bond holders. The fair value was determined using a discounted cash flow analysis resulting in level 3 clasification see [Note 10].

4. LOANS

Net loans at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024

	(In thousands)
	Unaudited
Mortgage loans on real estate:
One-to four-family first lien residential	$96,371	$101,236
Residential construction	1,026	1,288
Home equity loans and lines of credit	14,281	11,916
Commercial	69,903	59,505
Total mortgage loans on real estate	181,581	173,945
Commercial and industrial	23,207	23,411
Consumer loans	5,063	5,339
Total loans	209,851	202,695
Allowance for credit losses	(1,751)	(1,804)
Net deferred loan origination (fees) and costs	1,497	1,538
Net loans	$209,597	$202,429

Residential real estate loans serviced for others, by the Company, not include in net loans totaled $32.1 million (unaudited), $29.4 million at June 30, 2025 and December 31, 2024 respectively.

Loan Origination/Risk Management

The Company has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by frequently providing management with reports related to loan production, loan quality, loan delinquencies, non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprise approximately 86.5% (unaudited) and 85.8% of the portfolio at June 30, 2025 and December 31, 2024, respectively. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of originating these types of loans.

Description of Credit Quality Indicators

Real estate, commercial and consumer loans are assigned a “Pass” rating unless the loan has demonstrated signs of weakness as indicated by the ratings below:

•

Special Mention:   The relationship is protected but are potentially weak. These assets may constitute an undue and unwarranted credit risk but not to the point of justifying a substandard rating. All loans 60 days past-due are classified Special Mention. The loan is not upgraded until it has been current for six consecutive months.

•

Substandard:   The relationship is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledge, if any. Assets so classified have a well-defined weakness or a weakness that jeopardized the liquidation of the debt. All loans 90 days past-due are classified Substandard. A loan is not upgraded until it has been current for six consecutive months.

•

Doubtful/Loss:   Loans are considered uncollectible and of such little value that continuance as bankable assets are not warranted. It is not practicable or desirable to defer writing off this basically worthless asset even though partial recovery may be possible in the future.

The risk ratings are evaluated at least annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, real estate or consumer loans.

The following table presents the loans to customers as of June 30, 2025, based on year of origination within each credit quality indicator:

At June 30, 2025

Unaudited

(In thousands)

								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Mortgage loans on real estate:
One-to-four-family first lien residential:
Pass	$854	$2,908	$11,076	$17,336	$10,727	$53,470	$—	$—	$96,371
Total	854	2,908	11,076	17,336	10,727	53,470	—	—	96,371
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Residential construction:
Pass	—	757	—	117	—	152	—	—	1,026
Total	—	757	—	117	—	152	—	—	1,026
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit:
Pass	89	651	—	—	—	63	13,366	112	14,281
Total	89	651	—	—	—	63	13,366	112	14,281
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	13,177	8,998	12,034	8,127	6,762	18,062	—	—	67,160
Special Mention	—	583	—	—	—	—	—	—	583
Substandard	—	495	—	—	—	1,665	—	—	2,160
Total	13,177	10,076	12,034	8,127	6,762	19,727	—	—	69,903
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial:
Pass	3,230	5,208	4,374	3,405	1,580	2,658	—	—	20,455
Special Mention	—	324	110	1,656	—	—	—	—	2,090
Substandard	—	662	—	—	—	—	—	—	662
Total	3,230	6,194	4,484	5,061	1,580	2,658	—	—	23,207
Current period gross write-offs	—	—	644	7	4	(2)	—	—	653

Consumer:
Pass	498	2,034	865	1,054	250	268	93	1	5,063
Total	498	2,034	865	1,054	250	268	93	1	5,063
Current period gross write-offs	$—	$15	$6	$—	$—	$—	$—	$—	$21

The following tables present the loans to customers as of December 31, 2024, based on year of origination within each credit quality indicator:

At December 31, 2024

(In thousands)

								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Mortgage loans on real estate:
One-to-four-family first lien residential:
Pass	$5,633	$12,938	$18,451	$11,101	$7,929	$45,184	$—	$—	$101,236
Total	5,633	12,938	18,451	11,101	7,929	45,184	—	—	101,236
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Residential construction:
Pass	1,006	—	120	—	101	61	—	—	1,288
Total	1,006	—	120	—	101	61	—	—	1,288
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit:
Pass	768	—	—	—	—	65	10,895	188	11,916
Total	768	—	—	—	—	65	10,895	188	11,916
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	9,609	12,513	8,375	6,939	4,434	15,124	—	—	56,994
Substandard	500	—	—	—	97	1,914	—	—	2,511
Total	10,109	12,513	8,375	6,939	4,531	17,038	—	—	59,505
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial:
Pass	6,145	5,802	5,975	1,656	1,502	1,593	—	—	22,673
Substandard	738	—	—	—	—	—	—	—	738
Total	6,883	5,802	5,975	1,656	1,502	1,593	—	—	23,411
Current period gross write-offs	—	31	—	25	—	22	—	—	78

Consumer:
Pass	2,536	1,038	1,406	271	47	41	—	—	5,339
Total	2,536	1,038	1,406	271	47	41	—	—	5,339
Current period gross write-offs	$4	$10	$4	$—	$—	$—	$—	$—	$18

At June 30, 2025, a loan relationship consisting of one commercial real estate loan and nine commercial and industrial loans totaling $2.1 million was downgraded to special mention from watch, increasing special mention loans by $2.7 million compared to December 31, 2024.

Loans are considered past-due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past-due loans, segregated by class of loans, are as follows:

	June 30, 2025
	(Unaudited)
	(In thousands)
	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
	Past-Due	Past-Due	Past-Due	Due	Current	Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$961	$187	$293	$1,441	$94,930	$96,371
Residential construction	—	—	—	—	1,026	1,026
Home equity loans and lines of credit	—	—	32	32	14,249	14,281
Commercial	333	—	—	333	69,570	69,903
Total mortgage loans on real estate	1,294	187	325	1,806	179,775	181,581
Commercial and industrial	102	—	97	199	23,008	23,207
Consumer loans	—	15	1	16	5,047	5,063
Total loans	$1,396	$202	$423	$2,021	$207,830	$209,851

	December 31, 2024
	(In thousands)
	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
	Past-Due	Past-Due	Past-Due	Due	Current	Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$1,089	$230	$369	$1,688	$99,548	$101,236
Residential construction	—	—	—	—	1,288	1,288
Home equity loans and lines of credit	1	—	32	33	11,883	11,916
Commercial	371	—	—	371	59,134	59,505
Total mortgage loans on real estate	1,461	230	401	2,092	171,853	173,945
Commercial and industrial	513	—	—	513	22,898	23,411
Consumer loans	5	9	—	14	5,325	5,339
Total loans	$1,979	$239	$401	$2,619	$200,076	$202,695

At June 30, 2025, we have approximately $32,000 (unaudited) home equity loans and lines of credit past-due 90 days and still accruing. Nonaccrual loans, segregated by class of loan as of June 30, 2025 are as follows:

June 30, 2025 Unaudited
(In thousands)
		Nonaccrual
		loans
		without
		related
		allowance
		for	Recognized
	Nonaccrual	credit	interest
	loans	losses	income
Mortgage loans on real estate:
One-to four-family first lien	$369	$369	$—
Residential construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial	43	43	—
Consumer loans	—	—	—
Total nonaccrual loans	$412	$412	$—

At December 31, 2024, we have approximately $32,000 home equity loans and lines of credit past-due 90 days and still accruing. Nonaccrual loans, segregated by class of loan as of December 31, 2024 are as follows:

December 31, 2024
(In thousands)
		Nonaccrual
		loans
		without
		related
		allowance
		for	Recognized
	Nonaccrual	credit	interest
	loans	losses	income
Mortgage loans on real estate:
One-to four-family first lien	$369	$369	$—
Residential construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial	46	—	—
Consumer loans	—	—	—
Total nonaccrual loans	$415	$369	$—

Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

June 30, 2025 (Unaudited)
(In thousands)
	Amortized cost	Collateral type
Real estate:
Residential 1-4 family	$615	Residential real estate property
Home equity line of credit	32	Residential real estate property
Commercial real estate	14	Commercial real estate property
Total real estate	$661

Commercial and industrial loans	$47	Commercial business assets
Total commercial and industrial	$47

December 31, 2024
(In thousands)
	Amortized cost	Collateral type
Real estate:
Residential 1-4 family	$620	Residential real estate property
Home equity line of credit	32	Residential real estate property
Total real estate	$652

There were no loans modified to borrowers experiencing financial difficulty during the six months ended June 30, 2025. During the year ended December 31, 2024, two commercial loans to one borrower were combined into one loan to extend the terms of the loans and increase the collateral coverage of the portfolio relationship. There were no loans modified to borrowers experiencing financial difficulty during the three or six months ended June 30, 2025..

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Term Extension

	Amortized Cost
	Basis	% of Total Class
	at June 30, 2025	of Financing
	(Unaudited)	Receivable
Mortgage loans on real estate:
Commercial	$485	0.69%
Total	$485

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2024:

Term Extension

Mortgage loans on real estate:	Financial Effect

Commercial	Added a weighted-average 20 years to the life of loans, which reduced monthly payment amounts for the borrower.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the the six months ended June 30, 2025 (unaudited) or the year ended December 31, 2024.

Changes in the allowance for credit losses for the six months ended June 30, 2025 and 2024 are as follows:

	June 30, 2025
	Unaudited
	(In thousands)
	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,071	$372	$144	$217	$1,804
Charge-offs	—	(655)	(23)	—	(678)
Recoveries	—	2	2	—	4
Provision	142	718	(3)	(236)	621
Ending balance	$1,213	$437	$120	$(19)	$1,751

	June 30, 2024
	Unaudited
	(In thousands)
	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,218	$325	$93	$409	$2,045
Charge-offs	—	—	(8)	—	(8)
Recoveries	—	—	—	—	—
Provision	(111)	142	59	(75)	15
Ending balance	$1,107	$467	$144	$334	$2,052

Changes in the allowance for credit losses for the three months ended June 30, 2025 and 2024 are as follows:

	June 30, 2025
	(In thousands)
	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,175	$546	$121	$—	$1,842
Charge-offs	—	(601)	(1)	—	(602)
Recoveries	—	—	—	—	—
Provision	38	492	—	(19)	511
Ending balance	$1,213	$437	120	$(19)	$1,751

	June 30, 2024
	(In thousands)
	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,132	$406	$91	$423	$2,052
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	(25)	61	53	(89)	—
Ending balance	$1,107	$467	144	$334	$2,052

In the ordinary course of business, the Company makes loans to its directors and officers, including their families and companies in which certain directors are principal owners. All such loans were made on substantially the same terms including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons. Loans to directors and officers are listed below and are included in loans on the statement of financial condition.

	June 30,	December 31,
	2025	2024
	Unaudited`
Balance, beginning of period	$780	$924
Proceeds	250	—
Payments	(79)	(144)
Balance, end of period	$951	$780

5. PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2025, December 31, 2024 are summarized as follows:

Construction in progress is composed of ongoing improvements to existing branches and construction of a new branch and purchase of land for a branch. Depreciation expense for the three months ended June 30, 2025 and 2024 was $93.6 thousand (unaudited) and $89.9 thousand, respectively. Depreciation expense for the six months ended June 30, 2025, and 2024 was $187.5 thousand and $186.0 thousand, respectively. Construction commitments at June 30, 2025 and December 31, 2024, were $324.4 (unaudited) and $1.4 million, respectively.

	June 30,	December 31,
	2025	2024
	(Unaudited)
Building and building improvements	$7,128	$7,125
Construction in progress	5,229	3,346
Furniture, fixtures and equipment	2,616	2,760
	14,973	13,231
Accumulated depreciation	(4,405)	(4,434)
Total	$10,568	$8,797

6. DEPOSITS

The components of deposits at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Demand deposits	$33,019	$30,639
NOW accounts	25,923	27,058
Regular savings and demand clubs	26,802	22,752
Money markets	77,452	62,767
Certificates of deposit and retirement accounts	65,621	67,355
	$228,817	$210,571

At June 30, 2025, certificates of deposit and retirement accounts had scheduled maturities as follows (dollars in thousands):

June 30,
2025
Unaudited

2025	$26,197
2026	25,806
2027	7,945
2028	1,976
2029	716
Thereafter	2,981
$65,621

The aggregate amount of time deposits in denominations of $250,000 or more were $38.3 million (unaudited) and $38.3 million including brokered deposits of $18.1 million (unaudited) and $16.9 million at June 30, 2025 and December 31, 2024. The FDIC generally provides federal deposit insurance per account owner of $250,000.

Interest expense on deposits for the three months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,
	2025	2024

	Unaudited
	(Dollars in Thousands)
NOW accounts	$6	$6
Regular savings and demand clubs	34	3
Money markets	443	376
Certificates of deposit and retirement accounts	512	637
	$995	$1,022

Interest expense on deposits for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,
	2025	2024

	(Dollars in Thousands)
NOW accounts	$12	$12
Regular savings and demand clubs	51	7
Money markets	839	702
Certificates of deposit and retirement accounts	1,020	1,230
	$1,922	$1,951

Related party deposits for the six months ended June 30, 2025 were $1.8 million (unaudited). Related party deposits for the year ended December 31, 2024 were $1.1 million.

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLBNY”) reflect advances borrowed from the FHLBNY. The FHLBNY charges a substantial prepayment penalty for early payoff of an advance. The unamortized balances on advances at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
	2025	2024
	Unaudited
Term Advances:
Advanced February 25, 2020 - Due February 25, 2025 - bearing interest at 1.52% fixed rate	—	1,000
Advanced March 5, 2020 - Due March 5, 2025 - bearing interest at 1.12% fixed rate	—	3,500
Advanced March 12, 2020 - Due March 12, 2025 - bearing interest at 1.42% fixed rate	—	1,000
Advanced November 30, 2022 - Due November 30, 2027 - bearing interest at 4.24% fixed rate	2,000	2,000
Advanced December 30, 2022 - Due December 30, 2025 - bearing interest at 4.54% fixed rate	2,000	2,000
Advanced December 30, 2022 - Due December 30, 2026 - bearing interest at 4.42% fixed rate	2,000	2,000
Advanced January 12, 2023 - Due January 12, 2028 - bearing interest at 3.85% fixed rate	2,000	2,000
Advanced March 10, 2023 - Due March 10, 2028 - bearing interest at 4.38% fixed rate	6,000	6,000
Advanced July 19, 2023 - Due July 19, 2027 - bearing interest at 4.49% fixed rate	1,000	1,000
Advanced September 11, 2023 - Due September 11, 2028 - bearing interest at 4.72% fixed rate	3,000	3,000
Advanced September 13, 2023 - Due September 14, 2026 - bearing interest at 4.61% fixed rate	2,000	2,000
Advanced September 26, 2023 - Due September 28, 2026 - bearing interest at 5.18% fixed rate	2,000	2,000
Advanced May 8, 2024 - Due May 10, 2027 - Zero Development Advance at 0% fixed rate	1,695	1,695
Advanced May 21, 2024 - Due November 23, 2026 - bearing interest at 4.80% fixed rate	2,000	2,000
Advanced May 21, 2024 - Due August 21, 2028 - bearing interest at 4.65% fixed rate	2,000	2,000
Advanced May 21, 2024 - Due August 23, 2027 - bearing interest at 4.72% fixed rate	2,000	2,000
Advanced May 21, 2024 - Due August 29, 2029- bearing interest at 4.61% fixed rate	2,000	2,000
Advanced October 4, 2024 - Due October 4, 2027 - Zero Development Advance at 0% fixed rate	2,058	2,058
Advanced February 25, 2025 - Due February 25, 2030 - bearing interest at 4.33% fixed rate	1,000	—
Advanced June 12, 2025 - Due June 12, 2026 - Zero Development Advance at 0% fixed rate	5,814	—
Total Term Advances	40,567	39,253
Repurchase Advances:
Advanced December 27, 2024 - Due January 3, 2025 - bearing interest at 4.63% fixed rate	—	2,000

Total Advances	$40,567	$41,253

The contractual maturities and weighted average rates of advances from FHLBNY at June 30, 2025 (unaudited) are as follows (dollars in thousands):

2025	$2,000	4.54%
2026	13,814	2.75%
2027	8,753	3.51%
2028	13,000	4.42%
2029	2,000	4.61%
2030	1,000	4.33%
	$40,567	3.67%

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. Residential and commercial mortgage loans of $ 62.9 million (unaudited) and $68.9 million at June 30, 2025 and December 31, 2024 and investment securities of $8.5 million (unaudited) and $12.5 million at June 30, 2025 and December 31, 2024, respectively, have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings. The total outstanding indebtedness under borrowing facilities with the FHLBNY cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company had a municipal letter of credit (MULOC) with the FHLBNY collateralizing a $10.0 million certificate of deposit with the State of New York Banking Development District at June 30, 2025 (unaudited) and December 31, 2024. The New York State certificate was deposited after the Company opened its fourth location in Bridgeport, New York. The Company has also pledged securities with a book value of $8.5 million and market value of $7.8 million at June 30, 2025 (unaudited), and a book value of $5.8 million and a market value of $5.0 million at December 31, 2024, to local municipalities collateralizing their deposits. The Company had pledged New York municipal bonds with a book value of $1.4 million and a market value of $1.2 million at June 30, 2025 (unaudited), and a book value of $337,000 and a market value of $282,000 at December 31, 2024, to the link deposit program. The Company also had an $8.0 million dollar line of credit with two correspondent banks that is available on an unsecured basis and has no draws at June 30, 2025 (unaudited) or December 31, 2024.

8. COMPREHENSIVE LOSS

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended June 30, 2025
	Unrealized
	(Losses)	Net
	Gains on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
	Securities	Plan	(Loss) Income

	Unaudited
	(In thousands)
Beginning balance	$3,296	$1,241	$4,537
Other comprehensive loss	43	—	43
Ending balance	$3,339	$1,241	$4,580

	For the three months ended June 30, 2024
	Unrealized
	(Losses)	Net
	Gains on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
	Securities	Plan	(Loss) Income

	Unaudited
	(In thousands)
Beginning balance	$3,480	$1,638	$5,118
Other comprehensive income	(29)	—	(29)
Ending balance	$3,451	$1,638	$5,089

	For the six months ended June 30, 2025
	Unrealized
	(Losses)	Net
	Gains on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
	Securities	Plan	(Loss) Income

	Unaudited
	(In thousands)
Beginning balance	$3,243	$1,241	$4,484
Other comprehensive loss	96	—	96
Ending balance	$3,339	$1,241	$4,580

	For the six months ended June 30, 2024
	Unrealized
	(Losses)	Net
	Gains on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
	Securities	Plan	(Loss) Income

	Unaudited
	(In thousands)
Beginning balance	$3,316	$1,638	$4,954
Other comprehensive loss	135	—	135
Ending balance	$3,451	$1,638	$5,089

9. EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Company instituted a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At June 30, 2025 and December 31, 2024, the Company recorded $206,000 (unaudited) and $194,000, for the SERP in other liabilities on the consolidated statements of financial condition. Expenses for the SERP are included in compensation and employee benefits on the consolidated statements of income and were approximately $6,299 (unaudited) and $17,468 (unaudited), respectively, for the three months ended June 30, 2025 and 2024 and $12,597 and $23,291, respectively, for the six months ended June 30, 2025 and 2024.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a noncontributory defined benefit pension plan (the “Pension Plan”). Substantially all employees participate in the retirement plan on a noncontributing basis and are fully vested after five years of service.

On October 13, 2017, the Compensation Committee elected to soft-freeze the defined benefit pension plan effective January 1, 2018. All employees hired after that date will not be eligible to participate in the defined benefit pension plan; they will, however, be able to participate in a 401k plan that the Company will match up to 50% of the employee elected contribution amount capped at 5% of the employee’s earnings. Expense for the 401k is included in the compensation and employee benefits on the consolidated statement of income and was $22,440 (unaudited) and $32,566 (unaudited), respectively, for the three months ended June 30, 2025 and 2024 and $41,041 (unaudited) and $42,543 (unaudited), respectively for the six months ended June 30, 2025 and 2024.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

Effective upon the completion of the Company’s initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock on the open market at an average price of  $10.00 per share. The ESOP loan will be repaid principally from the Bank’s contribution to the ESOP in annual payments through 2047 at a fixed interest rate of 4.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized approximately $4,467 (unaudited) and $6,038 (unaudited) of compensation expense related to this plan for the three months ended June 30, 2025 and 2024 and $8,934 (unaudited) and $12,076 (unaudited) of compensation expense related to this plan for the six months ended June 30, 2025 and June 30, 2024 respectively. At June 30, 2025, there were 59,650 (unaudited) shares not yet released having an aggregate market value of approximately $640,270 (unaudited). Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

STOCK BASED COMPENSATION

A summary of the Company’s stock option activity and related information for its equity incentive plan for the three months ended June 30, 2025 and 2024 is as follows:

	For the three months ended June 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
		Price Per		Price Per
	Options	Share	Options	Share

	Unaudited
Outstanding at the beginning of the period	60,960	$9.27	60,960	$9.27

Grants:	—	—	—	—
Exercised	—	—	—	—
Forfeitures	—	—	—	—
Outstanding at period end	60,960	$9.27	60,960	$9.27
Vested at end of period	55,820	$9.27	50,640	$9.27
Exercisable	55,820	$9.27	50,640	$9.27

A summary of the Company’s stock option activity and related information for its equity incentive plan for the six months ended June 30, 2025 and 2024 is as follows:

	For the six months ended June 30,
	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
		Price Per		Price Per
	Options	Share	Options	Share
Outstanding at the beginning of the period	60,960	$9.27	62,980	$9.27

Grants:	—	—	—	—
Exercised	—	—	—	—
Forfeitures	—	$—	(2,020)	(9.18)
Outstanding at period end	60,960	$9.27	60,960	$9.27
Vested at end of year	55,820	$9.27	50,640	$9.27
Exercisable	55,820	$9.27	50,640	$9.27

The intrinsic value of options outstanding at June 30, 2025 and December 31, 2024 is $92,972 (unaudited), $2,960 rspectively.

The grants to senior management and directors vest over a five-year period in equal installments, with the first installment vesting on the anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2028.

The compensation expense of the awards is based on the fair value of the instruments on the date of the grant and no options are available to be exercised at each year end.

The Company recorded compensation expense in the amount of $4,274 (unaudited) and $9,755 (unaudited) for the three months ended June 30, 2025 and 2024 respectively and $8,548 (unaudited) $19,510 (unaudited) for the six months ended June 30, 2025 and 202 respectively. The Company had $19,423 (unaudited) of compensation expense remaining to be recognized at June 30, 2025.

Compensation costs related to share-based payments transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award. Compensation costs related to the employee stock ownership plan are dependent upon the average stock price and the shares committed to be released to the plan participants through the period in which income is reported.

In May 2023 and 2022 the Company awarded 12,000 shares of restricted stock awards to senior management, respectively. The restricted stock vests 20% per year on the specified vesting date, until 100% vested on the specified vesting date of the fifth year after the restricted stock was granted. The Company recorded compensation expense in the amount of $11,488 (unaudited) and $11,488 (unaudited) for the three months ended June 30, 2025 and 2024, $22,896 (unaudited) and $22,896 (unaudited) for the six months ended June 30, 2024. The Company has $108,126 (unaudited) of compensation expenses remaining to be recognized at June 30, 2025.

The Company did not have any awards granted, vested, or forfeited during the three or six months ended June 30, 2025 and 2024 (unaudited).

10. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s assets and liabilities; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of assets and liabilities subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

Accounting guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1:   Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

Level 2:   Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:   Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

There were no securities transferred out of Level 2 securities available-for-sale during the six months ended June 30, 2025 or during the twelve months ended December 31, 2024.

	Total	Level 1	Level 2	Level 3

	(In thousands)
Available-for-sale Securities:
June 30, 2025 (unaudited):
U.S. Treasury securities	$18,682	$—	$18,682	$—
U.S. Government Agency securities	869	—	869	—
Municipal securities	13,831	—	13,380	451
Mortgage-backed securities and collateralized mortgage obligations	5,538	—	5,538	—
Corporate securities	9,677	—	9,677	—
	$48,597	$—	$48,146	$451
December 31, 2024:
U.S. Treasury securities	$15,811	$—	$15,811	$—
U.S. Government Agency securities	838	—	838	—
Municipal securities	14,281	—	14,281	—
Mortgage-backed securities and collateralized mortgage obligations	5,755	—	5,755	—
Corporate securities	9,799	—	9,799	—
	$46,484	$—	$46,484	$—

Required disclosures include fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate, and estimates of future cash flows. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30, 2025 and December 31, 2024.

Cash and cash equivalents

The carrying amounts of these assets approximate their fair values.

Securities Available-For-Sale

The fair value of securities available-for-sale (carried at fair value) are determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted prices and is a Level 2 measurement. See note 3 for Level 3 valuation methodology.

Investment in FHLBNY Stock

The carrying value of FHLBNY stock approximates its fair value based on the redemption provisions of the FHLBNY stock, resulting in a Level 2 classification.

Loans, Net

The fair values of loans held in portfolio are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate risk inherent in the loans, resulting in a Level 3 classification. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments, and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Accrued Interest Receivable and Payable and Advances from Borrowers for Taxes and Insurance

The carrying amount approximates fair value.

Deposits

The fair values disclosed for demand deposits (e.g., NOW accounts, non-interest checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts), resulting in a Level 1 classification. The carrying amounts for variable-rate certificates of deposit approximate their fair values at the reporting date, resulting in a Level 1 classification. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

Advances and Borrowings from FHLB

The fair values of FHLB long-term borrowings are estimated using discounted cash flow analyses, based on the quoted rates for new FHLB advances with similar credit risk characteristics, terms and remaining maturity, resulting in a Level 2 classification.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024 are as follows:

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value

	(In thousands)
June 30, 2025 (Unaudited):
Financial assets:
Cash and cash equivalents	Level 1	$12,830	$12,830
Securities available-for-sale, net of allowance for credit losses of $498	Level 2/3	48,597	48,597
Federal Home Loan Bank of New York stock, at cost	Level 2	3,453	3,453
Loans, net of allowance for credit losses of $1,751	Level 3	209,597	197,894
Accrued interest receivable	Level 1	1,370	1,370
Financial liabilities:
Deposits	Level 1/2	228,817	209,443
Federal Home Loan Bank advances	Level 2	40,567	40,567
Accrued interest payable	Level 1	153	153
Advances from borrowers for taxes and insurance	Level 1	3,008	3,008

December 31, 2024:
Financial assets:
Cash and cash equivalents	Level 1	$6,788	$6,788
Securities available-for-sale, net of allowance for credit losses of $498	Level 2/3	46,484	46,484
Federal Home Loan Bank of New York stock, at cost	Level 2	3,361	3,361
Loans, net of allowance for credit losses of $1,804	Level 3	202,429	189,034
Accrued interest receivable	Level 1	1,247	1,247
Financial liabilities:
Deposits	Level 1/2	210,571	187,395
Federal Home Loan Bank advances	Level 2	41,253	41,253
Accrued interest payable	Level 1	146	146
Advances from borrowers for taxes and insurance	Level 1	2,349	2,349

Assets Measured at Fair Value on a Nonrecurring Basis

In addition to disclosure of the fair value of assets on a recurring basis, ASC Topic 820 requires disclosures for assets and liabilities measured at fair value on a nonrecurring basis, such as impaired assets and foreclosed real estate. Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of these loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans calculated as required by ASC Topic 310, “Receivables — Loan Impairment” when establishing the allowance for credit losses. Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral less estimated selling costs.

Fair value of real estate collateral is generally determined based upon independent third-party appraisals of the properties, which consider sales prices of similar properties in the proximate vicinity or by discounting expected cash flows from the properties by an appropriate risk adjusted discount rate. Management may adjust the appraised values as deemed appropriate. Fair values of collateral other than real estate is based on an estimate of the liquidation proceeds. Impaired loans and foreclosed real estate are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the asset balances net of a valuation allowance.

Assets taken in foreclosure of defaulted loans generally measured at the lower cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2025 and December 31, 2024 were as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
June 30, 2025 (Unaudited):
Collateral-dependent loans	$708	$—	$—	$708
	$708	$—	$—	$708

December 31, 2024:
Collateral-dependent loans	$652	$—	$—	$652
	$652	$—	$—	$652

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Adjustment
	Valuation	Unobservable		(Weighted-
	Techniques	Input	Range	average)
Collateral-dependent loans	Lower of appraisal	Appraisal	10%-55%	(26%) 2025
	of collateral or	adjustments	10%	(10%) 2024
asking priceless
selling costs

		Selling costs	7%-14%	(10%) 2025
			8%-13%	(10%) 2024

At June 30, 2025 and December 31, 2024, the fair value consists of loan balances of $708,000 (unaudited) and $652,000, net of a valuation allowance of  $0 (unaudited) and $0.

11. COMMITMENTS AND CONTINGENCIES

The Company is at times, and in the ordinary course of business, subject to legal actions. Management believes that losses, if any, resulting from current legal actions will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit, market, and interest rate risk more than the amounts recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30,	December 31,
	2025	2024
	Unaudited
Commitments to Grant Loans	$265	$787
Performance Standby Letters of Credit	$127	$127
Unfunded Commitments Under Lines of Credit	$28,695	$27,066

Commitments to extend credit are agreements to lend to a customer if there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Allowance for credit losses on unfunded loan commitments was immaterial at June 30, 2025 (unaudited) and December 31, 2024.

12. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a Bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. A financial institution can elect to be subject to this new definition. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.00%. The Bank elected to adopt the Community Bank Leverage Ratio as of June 30, 2020.

As of June 30, 2025, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier 1 leverage ratios (Community Bank Leverage Ratio) as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2025 and December 31, 2024, are as follows:

					To be Well
					Capitalized
					Under Prompt and		Minimum Capital
			Capital Adequacy		Corrective Action		Adequacy with
	Actual		Purposes		Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands)
As of June 30, 2025 (Unaudited):
Tier 1 capital to assets	$26,736	9.41%	$22,735	8.00%	$25,577	9.00%	N/A	N/A
As of December 31, 2024:
Tier 1 capital to assets	$26,556	9.73%	$21,823	8.00%	$24,551	9.00%	N/A	N/A

13. EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. During the three months ended June 30, 2025 and 2024, the Company had 13,029 and 219 potentially dilutive common stock equivalents. During the six months ended June 30, 2025 and 2024, the Company had 11,831 and 725 potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Antidilutive share are not include in the weighted-average number of common share outstanding for purposes of calculating earnings per common shares until they become dilutive.

The following table sets forth the calculation of basic and diluted earnings per share.

	Three Months ended
	June 30,
(Dollars in Thousands Except per Share Data)	2025	2024

	Unaudited
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$(196)	$176
Weighted average common shares outstanding basic	1,756,025	1,763,441
Weighted average common shares outstanding dilutive	1,773,705	1,763,660
Earnings (loss) per share basic	$(0.11)	$0.10
Earnings (loss) per share dilutive	$(0.11)	$0.10

	Six months ended June 30,
(Dollars in Thousands Except per Share Data)	2025	2024
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$(48)	$282
Weighted average common shares outstanding basic	1,760,676	1,763,120
Weighted average common shares outstanding dilutive	1,772,507	1,763,845
Earnings (loss) per share basic	$(0.03)	$0.16
Earnings (loss) per share dilutive	$(0.03)	$0.16

14. NON-INTEREST INCOME

The Company has included the following tables regarding the Company’s non-interest income for the periods presented.

	For the three months ended June 30,
	2025	2024

	(In thousands)
Service fees
Deposit related fees	$10	$10
Loan servicing income	23	20
Total service fees	33	30
Income from financial services
Securities commission income	238	215
Insurance commission income	2	3
Total insurance and securities commission income	240	218
Card income
Debit card interchange fee income	81	79
ATM fees	8	8
Insufficient fund fees	69	67
Total card and insufficient funds income	158	154
Realized gain on sale of residential mortgage loans and available-for-sale securities
Realized gain on sales of residential mortgage loans	32	20
Realized net gain on available-for-sales securities	1	—
Bank owned life insurance	26	11
Other miscellaneous income	41	30
Total non-interest income	$531	$463

	For the six months ended June 30,
	2025	2024

	(In thousands)
Service fees
Deposit related fees	$46	$42
Loan servicing income	19	19
Total service fees	65	61
Income from financial services
Securities commission income	460	418
Insurance commission income	4	5
Total insurance and securities commission income	464	423
Card income
Debit card interchange fee income	150	147
ATM fees	15	15
Insufficient fund fees	134	130
Total card and insufficient funds income	299	292
Realized gain (loss) on sale of residential mortgage loans, and available-for-sale securities
Realized gain on sales of residential mortgage loans	65	22
Realized net (loss) on available-for-sales securities	1	—
Bank owned life insurance	52	22
Other miscellaneous income	71	55
Total non-interest income	$1,017	$875

The following is a discussion of key revenues within the scope of the new revenue guidance:

•

Service fees — Revenue from fees on deposit accounts is earned at the time that the charge is assessed to the customer’s account. Fee waivers are discretionary and usually reversed within the same reporting period as assessed.

•	Fee income — Fee income is earned through commissions and is satisfied over the time which the fee has been assessed.
•

Card income and insufficient funds fees — Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. Insufficient funds fees are satisfied at the time the charge is assessed to the customer’s account.

15. SEGMENT INFORMATION

The Company has two primary business segments, its community banking franchise, and its wealth management agency.

The community banking segment provides financial services to consumers and businesses principally in the Greater Syracuse Area and Onondaga County of New York State. These services include providing various types of loans to customers, accepting deposits, mortgage banking, and other traditional banking services. Parent company income is included in the community-banking segment, as the majority of effort for these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch-network support charges. The wealth management agency segment offers individual investment management for individuals in the Greater Syracuse Area. The primary revenue source is commissions from 401(k) management and brokered accounts.

The Company’s Chief Financial Officer is the chief operating decision maker (“CODM”). The CODM evaluates the financial performance of the Company’s components such as evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company’s segments in the determination of allocating resources. Financial information regarding each significant segment expense outlined below is regularly provided (at least monthly) to the CODM. For the community banking segment, interest expense is a significant segment expense. Additionally, for each of the two reportable segments, compensation and employee benefits are significant segment expenses.

Information about the segments is presented in the following table as of and for the years ended (in thousands):

Reconciliation of Assets	June 30, 2025	December 31, 2024
	Unaudited
Total assets for Seneca Savings	$298,210	$280,030
Total assets for Financial Quest	1,123	1,183
Elimination of intercompany receivables	(273)	(274)
Total consolidated assets	$299,060	$280,939

	Three Months Ended June 30,
	2025			2024
	Seneca Savings	Financial Quest	Total	Seneca Savings	Financial Quest	Total

	Unaudited
INTEREST INCOME
Total interest income	$3,595	$—	$3,595	$3,336	$—	$3,336
INTEREST EXPENSE
Total interest expense	1,364	—	1,364	1,365	—	1,365
Net Interest Income	2,231	—	2,231	1,971	—	1,971
Provision for credit losses available-for-sale securities	—	—	—	—	—	—
Provision for credit losses loans receivable	511	—	511	—	—	—
Net interest income after provision for credit losses	1,720	—	1,720	1,971	—	1,971
NONINTEREST INCOME
Service fees	33	—	33	30	—	30
Income from financial services	—	240	240	—	218	218
Fee income	218	8	226	186	9	195
Net gains on sale of residential mortgage loans	32	—	32	20	—	20
Total noninterest income	283	248	531	236	227	463
NONINTEREST EXPENSE
Compensation and employee benefits	1,268	119	1,387	1,075	105	1,180
Core processing	375	—	375	366	—	366
Premises and equipment	216	6	222	167	6	173
Professional fees	106	—	106	109	—	109
Postage & office supplies	29	—	29	19	1	20
FDIC premiums	34	—	34	31	—	31
Advertising	82	3	85	88	5	93
Director fees	37	—	37	38	2	40
Other	155	52	207	158	51	209
Total noninterest expense	2,302	180	2,482	2,051	170	2,221
Income before provision for income taxes	(299)	68	(231)	156	57	213
PROVISION FOR INCOME TAXES	(35)	—	(35)	37	—	37
Net income	$(264)	$68	$(196)	$119	$57	$176

	Six Months Ended June 30,
	2025			2024
	Seneca Savings	Financial Quest	Total	Seneca Savings	Financial Quest	Total
INTEREST INCOME
Total interest income	$7,032	$—	$7,032	$6,475	$—	$6,475
INTEREST EXPENSE
Total interest expense	2,673	—	2,673	2,610	—	2,610
Net interest income	4,359	—	4,359	3,865	—	3,865
Provision for credit losses available-for-sale securities	—	—	—	—	—	—
Provision for credit losses loans receivable	621	—	621	15	—	15
Net interest income after provision for credit losses	3,738	—	3,738	3,850	—	3,850
NONINTEREST INCOME
Service fees	65	—	65	61	—	61
Income from financial services	—	464	464	—	423	423
Fee income	354	16	370	325	16	341
Gain on sale of fixed assets	—	—	—	6	—	6
Earnings on bank-owned life insurance	52	—	52	22		22
Net gain/(loss) on sales of available-for-sale securities	1	—	1	—	—	—
Net gains on sale of residential mortgage loans	65	—	65	22	—	22
Total noninterest income	537	480	1,017	436	439	875
NONINTEREST EXPENSE
Compensation and employee benefits	2,438	235	2,673	2,188	207	2,395
Core processing	711	—	711	730	—	730
Premises and equipment	433	12	445	369	12	381
Professional fees	163	—	163	131	—	131
Postage & office supplies	57	1	58	55	1	56
FDIC premiums	67	—	67	60	—	60
Advertising	179	4	183	175	5	180
Director fees	84	1	85	85	3	88
Other	322	102	424	273	99	372
Total noninterest expense	4,454	355	4,809	4,066	327	4,393
Income before provision for income taxes	(179)	125	(54)	220	112	332
PROVISION FOR INCOME TAXES	(6)	—	(6)	50	—	50
Net income	$(173)	$125	$(48)	$170	$112	$282

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying unaudited consolidated financial statements and related notes. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s definitive prospectus dated August 12, 2025, as filed with the Securities and Exchange Commission on August 22, 2025.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the proposed conversion of Seneca Financial Corp. and Seneca Financial MHC from the mutual holding company form of organization to the stock holding company form of organization, pursuant to which the Company will become the bank holding company for Seneca Savings Bank, National Association, remains subject to final regulatory approvals, approval by the members of Seneca Financial MHC and the stockholders of Seneca Financial Corp., and other closing conditions, and the conversion may not be timely completed, if at all;
●	inflation, tariffs and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	any future FDIC insurance premium increases or special assessments may adversely affect our earnings;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	political instability or civil unrest;
●	acts of war or terrorism or public health emergencies such as the recent COVID-19 pandemic;
●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and

●	our inability to sell our foreclosed assets, net at an amount equal to or greater than the carrying amount.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (cash and cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of demand accounts, NOW accounts, savings accounts, money market accounts, certificate of deposit accounts and borrowings.

Our results of operations also are affected by non-interest income, our provision for credit losses and non-interest expense. Non-interest income consists primarily of fee income and service fees, income from our financial services division, earnings on bank owned life insurance, realized gains on sales of loans and securities and other income. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising and other expenses.

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in Onondaga and Madison Counties and the greater Syracuse, New York area, and our operations and earnings are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies, as well as regulatory actions, may materially impact our financial performance.

Summary of Critical Accounting Policies and Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. As a result, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available at that time. Critical accounting estimates include the areas where we have made what we consider to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the years presented. Actual results could be different from these estimates. We evaluate our critical accounting estimates and assumptions on an ongoing basis and update them as needed. Significant accounting policies are presented in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q.

Allowance for Credit Losses

The allowance for credit losses on loans represents management’s current estimate of expected credit losses over the contractual term of loans, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management considers the allowance for credit losses to be a critical accounting estimate, given the uncertainty in estimating lifetime credit losses attributable to our portfolios of assets exhibiting credit risk, particularly in our loan portfolio, and the material effect that such judgments can have on our results of operations. Determining the amount requires significant judgment on the part of management, is multi-faceted, and can be imprecise. The level of the allowance for credit losses on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and expectations of the future based on reasonable and supportable forecasts.

The allowance is established through a provision for credit losses in our consolidated statements of income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of our portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. At each of June 30, 2025 and December 31, 2024, the allowance for credit losses on loans totaled $1.8 million. Due to the nature and composition of our lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of June 30, 2025 and December 31, 2024, the allowance for credit losses on loans allocated to our commercial real estate portfolio was $ 504,000, or 28.0%, and $432,000, or 24.0%, respectively.

Our methodology for maintaining our allowance for credit losses is based on historical experience and data, current economic information, and reasonable and supportable forecasts. Accordingly, the estimation of the allowance for credit losses is impacted by the economic forecasts utilized, which require the use of significant judgment. Deterioration in forecasted economic conditions may lead to further required increases to the allowance for credit losses. Conversely, improvements in forecasted economic conditions may warrant further reductions to the allowance for credit losses. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate.

Loans that have similar risk characteristics are evaluated on a collective basis for the purposes of establishing the allowance for credit losses. Qualitative risk factors evaluated include:

●	changes in the local economy and economic forecasts;
●	changes in the nature and volume of the portfolio and in the terms of loans;
●	concentration of credit exposure;
●	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
●	digital lending risk; and
●	changes in the experience, ability, and depth of lending management and other relevant staff.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. A collateral-dependent asset is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty. The allowance for credit loss for a collateral dependent financial asset is measured using the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee’s (“FOMC”) median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product (“GDP”). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate “shock” or increase of 20 basis points in the FOMC’s projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth, this would increase the model’s total calculated allowance for credit losses on loans by $451,000 or 25.4%, representing a ten basis points increase to the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of June 30, 2025. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of June 30, 2025.

Unexpected changes in economic growth could adversely affect our results of operations, including causing increases in delinquencies and default rates on loans, which would adversely impact our charge-offs, allowance for credit losses, and provision for credit losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total assets were $299.1 million as of June 30, 2025 and $280.9 million as of December 31, 2024, an increase of $18.1 million, or 6.5%. The increase in assets was primarily due to a $7.2 million increase in net loans, a $6.0 million increase in cash and cash equivalents, a $2.1 million increase in available for sale securities, a $1.8 million increase in fixed assets, and an $823,000 increase in prepaid expenses.

Cash and Cash Equivalents. Cash and cash equivalents increased $6.0 million, or 89.0%, to $12.8 million at June 30, 2025 from $6.8 million at December 31, 2024. The increase primarily resulted from an $18.2 million increase in total deposits, partially offset by a $7.2 million increase in net loans, a $2.1 million increase in available for sale securities, a $1.8 million increase in fixed assets relating to a new branch location in Manlius, New York opened in June 2025, and an $823,000 increase in prepaid expenses.

Available-for-Sale Securities. Available-for-sale securities increased by $2.1 million, or 4.5%, to $48.6 million at June 30, 2025 from $46.5 million at December 31, 2024. This increase was primarily due to $12.7 million in purchases of U.S. treasury bonds during the six months ended June 30, 2025, partially offset by the maturity of a $10.0 million U.S. treasury bond during the first quarter of 2025.

Net Loans. Loans receivable, net of the allowance for credit losses, increased $7.2 million, or 3.5%, to $209.6 million at June 30, 2025 from $202.4 million at December 31, 2024. The increase in net loans was primarily driven by the origination of $19.8 million of loans, partially offset by $8.0 million of paydowns and $4.6 million of loan sales during the six months ended June 30, 2025. Commercial real estate loans increased to $69.9 million at June 30, 2025 from $59.5 million at December 31, 2024, as we hired a new commercial lender in mid-2024 to continue to grow this portfolio. Commercial and industrial loans decreased to $23.7 million at June 30, 2025 compared to $23.4 million at December 31, 2024. One- to four-family residential mortgage loans decreased to $96.4 million at June 30, 2025 from $101.2 million at December 31, 2024, as we focused on sales of such loans in the secondary market, while home equity loans and lines of credit increased to $14.3 million at June 30, 2025 from $11.9 million at December 31, 2024. Consumer and other loans decreased to $5.1 million at June 30, 2025 from $5.4 million at December 31, 2024.

Deposits. Total deposits increased by $18.2 million, or 8.7%, to $228.8 million at June 30, 2025 from $210.6 million at December 31, 2024. The increase was primarily a result of an increase in commercial deposits of $3.4 million and an increase in retail deposits of $14.8 million, as we strategically increased our focus on gathering commercial deposits and invested in advertising and marketing campaigns. Core deposits (which we define as all deposits other than certificates of deposit and brokered deposits) increased $20.0 million, or 14.0% to $163.2 million at June 30, 2025 from $143.2 million at December 31, 2024. As of June 30, 2025, money market deposits increased by $14.7 million, NOW and demand deposits increased by $1.3 million, and savings accounts increased by $4.1 million, partially offset by a decrease in time deposits by $1.7 million compared to December 31, 2024. There were $18.1 million and $16.9 million of brokered deposits included in time deposits at June 30, 2025 and December 31, 2024, respectively.

FHLB Advances. Total FHLB advances were $40.6 million at June 30, 2025 as compared to $41.3 million at December 31, 2024, a decrease of $686,000, or 1.7%. FHLB advances were paid down using funds obtained through deposit growth.

Stockholders’ Equity. Stockholders’ equity decreased by $103,000, or 0.4%, to $23.8 million at June 30, 2025 from $23.9 million at December 31, 2024. The decrease in stockholders’ equity was primarily due to $48,000 of net loss recorded during the six months ended June 30, 2025 and a $96,000 increase in net unrealized mark-to-market loss on the available for sale securities portfolio recognized in accumulated other comprehensive loss as a result of changes in interest rates during the six months ended June 30, 2025.

Analysis of Net Interest Income

Net interest income represents the difference between the interest we earn on our interest-earning assets, such as commercial and residential mortgage loans and investment securities, and the expense we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on them.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2025				2024
	Average				Average
	Outstanding			Yield/	Outstanding		Yield/
	Balance		Interest	Rate(4)	Balance	Interest	Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$210,036		$3,098	5.90%	$203,504	$2,897	5.69%
Available-for-sale securities	48,386		386	3.19	39,207	281	2.87
FHLB stock	3,275		74	9.04	2,899	69	9.52
Other interest-earning assets	5,392		37	2.67	7,228	89	4.93
Total interest-earning assets	267,089		3,595	5.38	252,838	3,336	5.28
Non-interest-earning assets	17,933				11,654
Total assets	$285,022				$264,492

Interest-bearing liabilities:
NOW accounts	$26,469		6	0.09	$25,411	6	0.09
Regular savings and demand club accounts	25,515		33	0.52	22,984	3	0.05
Money market accounts	69,738		444	2.54	55,794	376	2.70
Certificates of deposit and retirement accounts	65,164		512	3.14	67,430	637	3.78
Total interest-bearing deposits	186,886		995	2.13	171,619	1,022	2.38
FHLB borrowings	37,230		369	3.98	35,680	343	3.85
Total interest-bearing liabilities	224,116		1,364	2.43	207,299	1,365	2.63
Non-interest-bearing deposits	32,367				30,715
Other non-interest-bearing liabilities	4,887				4,458
Total liabilities	261,370				242,472
Stockholders’ equity	23,653				22,020
Total liabilities and stockholders’ equity	$285,023				$264,492

Net interest income			$2,231			$1,971
Net interest rate spread (1)				2.95%			2.64%
Net interest-earning assets (2)	$42,973				$45,539
Net interest margin (3)				3.34%			3.12%
Average interest-earning assets to average interest-bearing liabilities	119.17%	%			121.97%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

	For the Six Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$207,272	$6,028	5.82%	$201,103	$5,641	5.61%
Available-for-sale securities	47,943	767	3.20	39,317	573	2.91
FHLB Stock	3,306	150	9.07	2,809	138	9.83
Other interest-earning assets	6,032	87	2.88	5,988	123	4.11
Total interest-earning assets	264,553	7,032	5.32	249,217	6,475	5.20
Non-interest-earning assets	17,617			11,528
Total assets	$282,170			$260,745

Interest-bearing liabilities:
NOW accounts	$26,251	12	0.09	$24,546	12	0.10
Regular savings and demand club accounts	24,438	51	0.42	23,201	7	0.06
Money market accounts	67,719	839	2.48	54,190	702	2.59
Certificates of deposit and retirement accounts	65,089	1,020	3.13	68,169	1,230	3.61
Total interest-bearing deposits	183,497	1,922	2.09	170,106	1,951	2.29
FHLB borrowings	38,629	751	3.89	34,459	659	3.82
Total interest-bearing liabilities	222,126	2,673	2.41	204,565	2,610	2.55
Non-interest-bearing deposits	31,936			30,231
Other non-interest-bearing liabilities	4,394			3,847
Total liabilities	258,456			238,643
Stockholders’ equity	23,714			22,102
Total liabilities and stockholders’ equity	$282,170			$260,745

Net interest income		$4,359			$3,865
Net interest rate spread (1)			2.91%			2.64%
Net interest-earning assets (2)	$42,427			$44,652
Net interest margin (3)			3.30%			3.10%
Average interest-earning assets to average interest-bearing liabilities	119.10%			121.83%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease)			Increase (Decrease)
	Due		Total	Due		Total
	to		Increase	to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$93	$109	$202	$173	$214	$387
Available-for-sale securities	66	39	105	126	68	194
FHLB stock	9	(4)	5	24	(12)	12
Other interest-earning assets	(23)	(30)	(53)	1	(37)	(36)

Total interest-earning assets	145	114	259	324	233	557

Interest-bearing liabilities:
NOW accounts	—	—	—	1	(1)	—
Regular savings and demand club accounts	—	30	30	—	44	44
Money market accounts	94	(27)	67	175	(38)	137
Certificates of deposit and retirement accounts	(21)	(104)	(125)	(56)	(154)	(210)
Total deposits	73	(101)	(28)	120	(149)	(29)

FHLB borrowings	15	12	27	80	12	92

Total interest-bearing liabilities	88	(89)	(1)	200	(137)	63

Change in net interest income	$57	$203	$260	$124	$370	$494

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

Net (Loss) Income. A net loss of $196,000 was recorded during the three months ended June 30, 2025, a decrease of $372,000, as compared to net income of $176,000 for the three months ended June 30, 2024. The decrease in net income was primarily attributable to a $511,000 increase in provision for credit losses on loans during the three months ended June 30, 2025, as compared to no provision for credit losses on loans being recorded during the three months ended June 30, 2024, and a $258,000, or 11.6% increase in non-interest expense. The decrease in net income was partially offset by a $259,000, or 7.8%, increase in interest income, a $68,000, or 14.7%, increase in non-interest income and a $72,000, or 194.6%, decrease in income tax expense.

Interest Income. Interest income increased by $259,000, or 7.8%, for the three months ended June 30, 2025, to $3.6 million as compared to $3.3 million for the three months ended June 30, 2024 primarily due to an increase in loan interest income and interest and dividend income earned on the available for sale securities portfolio.

Loan interest income increased by $202,000, or 6.9%, to $3.1 million for the three months ended June 30, 2025 as compared to $2.9 million for the three months ended June 30, 2024. The increase was due to a $6.5 million, or 3.2%, increase in the average balance of the loan portfolio from $203.5 million for the three months ended June 30, 2024 to $210.0 million for the three months ended June 30, 2025. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate loans, partially offset by loan repayments and one- to four-family residential real estate loan sales. The average yield earned on the loan portfolio increased by 21 basis points from 5.69% for the three months ended June 30, 2024 to 5.90% for the three months ended June 30, 2025, primarily due to an increase in interest rates and originations of higher yielding commercial real estate and commercial and industrial loans.

Interest income earned on the available for sale securities portfolio increased by $105,000, or 37.3%, to $386,000 for the three months ended June 30, 2025 as compared to $281,000 for the three months ended June 30, 2024. The increase was primarily attributed to a $9.2 million, or 23.4%, increase in the average balance of the available for sale securities portfolio to $48.4 million for the three months ended June 30, 2025 as compared to $39.2 million for the three months ended June 30, 2024. The increase in the average balance of available for sale securities was primarily attributed to the purchase of $5.8 million of securities during the three months ended June 30, 2025, as we deployed excess cash from increased deposits into liquid securities. The average yield earned on the available for sale securities portfolio increased by 32 basis points from 2.87% for the three months ended June 30, 2024 to 3.19% for the three months ended June 30, 2025, due to an increase in interest rates earned on the portfolio, resulting from purchases of higher-yielding securities.

Interest Expense. Interest expense was $1.4 million for the three months ended June 30, 2025 and 2024.

Interest expense paid on FHLB and other borrowings increased $26,000, or 7.6%, from $343,000 for the three months ended June 30, 2024 to $369,000 for the three months ended June 30, 2025. The increase in the interest paid on borrowings was due to a $1.6 million, or 4.3%, increase in the average balance of FHLB borrowings to $37.2 million for the three months ended June 30, 2025 as compared to $35.7 million for the three months ended June 30, 2024 in order to fund loan growth. The average rate paid on borrowings increased by 13 basis points from 3.85% for the three months ended June 30, 2024 to 3.98% for the three months ended June 30, 2025, due to an increase in borrowing costs.

Interest expense on deposits decreased by $27,000, or 2.6%, from $1.0 million for the three months ended June 30, 2024 to $995,000 for the three months ended June 30, 2025. The average interest rate paid on deposit accounts decreased by 25 basis points from 2.38% for the three months ended June 30, 2024 to 2.13% for the three months ended June 30, 2025, primarily due to a 64 basis points decrease in interest paid on certificate of deposit and retirement accounts and growth in lower cost core deposits. The average balance of deposits increased by $15.3 million, or 8.9%, from $171.6 million for the three months ended June 30, 2024 to $186.9 million for the three months ended June 30, 2025. The increase in the average balance of deposits was primarily attributed to a $13.9 million increase in the average balance of money market accounts, a $2.5 million increase in the average balance of regular savings and demand club deposits and a $1.1 million increase in the average balance of NOW accounts, partially offset by a $2.3 million decrease in the average balance of certificate of deposit and retirement accounts.

Net Interest Income. Net interest income increased by $260,000, or 13.2%, from $2.0 million for the three months ended June 30, 2024 to $2.2 million for the three months ended June 30, 2025. Net interest rate spread increased by 31 basis points to 2.95% for the three months ended June 30, 2025, reflecting an 10 basis points increase in the average yield on interest-earning assets and a 20 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin increased by 22 basis points from 3.12% for the three months ended June 30, 2024 to 3.34% for the three months ended June 30, 2025. The increase in the average yield on interest-earning assets was primarily due to an increase in market interest rates over the past year. The decrease in the average rate paid on interest-bearing liabilities was due to our continued focus on obtaining lower cost core deposits.

Provision for Credit Losses. Based on management’s analysis of the allowance for credit losses described under “–Summary of Critical Accounting Policies and Critical Accounting Estimates” and in Note 2. Summary of Significant Accounting Policies of notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q, we recorded a provision for credit losses on loans of $511,000 for the three months ended June 30, 2025 as compared to no provision for credit losses on loans for the three month period ended June 30, 2024. The increased provision for the three months ended June 30, 2025 related to one borrowing relationship consisting of three loans, including two commercial and industrial loans and a commercial real estate loan. At June 30, 2025, the two commercial and industrial loans totaling $599,000 were fully charged off and the commercial real estate loan with a balance of $454,000 was fully paid off. The allowance for credit losses on loans was $1.8 million at June 30, 2025, or 0.83%, of total loans outstanding, and $1.8 million, or 0.89% of total loans outstanding at December 31, 2024.

Non-Interest Income. Non-interest income increased by $68,000, or 14.7%, from $463,000 for the three months ended June 30, 2024 to $531,000 for the three months ended June 30, 2025. The increase was in part attributable to a $32,000 net gain on sale of residential mortgage loans during the three months ended June 30, 2025 as compared to a $20,000 net gain on sale of residential mortgage loans for the three months ended June 30, 2024. In addition, there was a $23,000 increase in income earned from financial services and retirement planning income generated by our subsidiary, Financial Quest, an $15,000 increase in earnings on bank-owned life insurance due to higher market interest rates, and a $15,000 increase in fee income primarily due to our increased focus on core deposit growth.

Non-Interest Expense. Non-interest expense increased by $261,000, or 11.8%, from $2.2 million for the three months ended June 30, 2024 to $2.5 million for the three months ended June 30, 2025. Compensation and benefits increased by $207,000, or 17.5%, due to an increase in the number of employees as a result of opening a new branch office in Manlius, New York in June 2025. Premises and equipment expense increased by $49,000, or 28.3%, and postage and office supplies increased by $9,000, or 22.5%, primarily due to the opening of a new branch office. The increase in non-interest expense was partially offset by a $8,000, or 8.6%, decrease in advertising expenses.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $35,000 for the three months ended June 30, 2025 and an income tax expense of $37,000 for the three months ended June 30, 2024. The $72,000 decrease in income tax expense resulted from the decrease in income before tax.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

Net (Loss) Income. A net loss of $48,000 was recorded during the six months ended June 30, 2025, a decrease of $330,000, or 117.0% as compared to net income of $282,000 for the six months ended June 30, 2024. The decrease in net income was primarily attributable to a $621,000 provision for credit losses on loans during the six months ended June 30, 2025, as compared to a $15,000 provision for credit losses on loans during the six months ended June 30, 2024, and a $416,000, or 9.5%, increase in non-interest expense. The decrease in net income was partially offset by a $557,000, or 8.6%, increase in interest income, a $143,000, or 16.4%, increase in non-interest income and a $56,000, or 112.0%, decrease in income tax expense.

Interest Income. Interest income increased by $557,000, or 8.6%, for the six months ended June 30, 2025, to $7.0 million as compared to $6.5 million for the six months ended June 30, 2024 primarily due to an increase in loan interest income and interest and dividend income earned on the available for sale securities portfolio.

Loan interest income increased by $387,000, or 6.9%, to $6.0 million for the six months ended June 30, 2025 as compared to $5.6 million for the six months ended June 30, 2024. The increase was due to a $6.2 million, or 3.1%, increase in the average balance of the loan portfolio from $201.1 million for the six months ended June 30, 2024 to $207.3 million for the six months ended June 30, 2025. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate loans, partially offset by loan repayments and one- to four-family residential real estate loan sales. The average yield earned on the loan portfolio increased by 21 basis points from 5.61% for the six months ended June 30, 2024 to 5.82% for the six months ended June 30, 2025, primarily due to an increase in interest rates and originations of higher yielding commercial real estate and commercial and industrial loans.

Interest income earned on the available for sale securities portfolio increased by $194,000, or 33.9%, to $767,000 for the six months ended June 30, 2025 as compared to $573,000 for the six months ended June 30, 2024. The increase was primarily attributed to an $8.6 million, or 21.9%, increase in the average balance of the available for sale securities portfolio to $47.9 million for the six months ended June 30, 2025 as compared to $39.3 million for the six months ended June 30, 2024. The increase in the average balance of available for sale securities was primarily attributed to the purchase of $12.7 million of securities during the six months ended June 30, 2025, as we deployed excess cash from increased deposits into liquid securities. The average yield earned on the available for sale securities portfolio increased by 29 basis points from 2.91% for the six months ended June 30, 2024 to 3.20% for the six months ended June 30, 2025, due to an increase in interest rates earned on the portfolio, resulting from purchases of higher-yielding securities.

Interest Expense. Interest expense increased by $63,000, or 2.4% from $2.6 million for the six months ended June 30, 2024 to $2.7 million for the six months ended June 30, 2025.

Interest expense paid on FHLB and other borrowings increased $92,000, or 14.0%, from $659,000 for the six months ended June 30, 2024 to $751,000 for the six months ended June 30, 2025. The increase in the interest paid on borrowings was due to a $4.2 million, or 12.1%, increase in the average balance of FHLB borrowings to $38.6 million for the six months ended June 30, 2025 as compared to $34.5 million for the six months ended June 30, 2024, in order to fund loan growth. The average rate paid on borrowings increased by seven basis points from 3.82% for the six months ended June 30, 2024 to 3.89% for the six months ended June 30, 2025, due to an increase in borrowing costs.

Interest expense on deposits decreased by $29,000, or 1.5%, from $2.0 million for the six months ended June 30, 2024 to $1.9 million for the six months ended June 30, 2025. The average interest rate paid on deposit accounts decreased by 20 basis points from 2.29% for the six months ended June 30, 2024 to 2.09% for the six months ended June 30, 2025, primarily due to a 47 basis points decrease in interest paid on certificate of deposit and retirement accounts and growth in lower cost core deposits. The average balance of deposits increased by $13.4 million, or 7.9%, from $170.1 million for the six months ended June 30, 2024 to $183.5 million for the six months ended June 30, 2025. The increase in the average balance of deposits was primarily attributed to a $13.5 million increase in the average balance of money market accounts, a $1.7 million increase in the average balance of NOW accounts and a $1.2 million increase in the average balance of regular savings and demand club accounts, partially offset by a $3.1 million decrease in the average balance of certificate of deposit and retirement accounts.

Net Interest Income. Net interest income increased by $494,000, or 12.8% from $3.9 million for the six months ended June 30, 2024 to $4.4 million for the six months ended June 30, 2025. Net interest rate spread increased by 27 basis points to 2.91% for the six months ended June 30, 2025, reflecting a 12 basis points increase in the average yield on interest-earning assets and a 15 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin increased by 20 basis points from 3.10% for the six months ended June 30, 2024 to 3.30% for the six months ended June 30, 2025. The increase in the average yield on interest-earning assets was primarily due to an increase in market interest rates over the past year. The decrease in the average rate paid on interest-bearing liabilities was due to our continued focus on obtaining lower cost core deposits.

Provision for Credit Losses. Based on management’s analysis of the allowance for credit losses described under “–Summary of Critical Accounting Policies and Critical Accounting Estimates” and in Note 2. Summary of Significant Accounting Policies of notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q, we recorded a provision for credit losses on loans of $621,000 during the six months ended June 30, 2025, as compared to a $15,000 provision for credit losses on loans being recorded during the six month period ended June 30, 2024. The increased provision for the six months ended June 30, 2025 related to one borrowing relationship consisting of three loans, including two commercial and industrial loans and a commercial real estate loan. At June 30, 2025, the two commercial and industrial loans totaling $599,000 were fully charged off and the commercial real estate loan with a balance of $454,000 was fully paid off. The allowance for credit losses on loans was $1.8 million at June 30, 2025, or 0.83%, of total loans outstanding, and $1.8 million, or 0.89%, of total loans outstanding at December 31, 2024.

Non-Interest Income. Non-interest income increased by $142,000, or 16.2%, from $875,000 for the six months ended June 30, 2024 to $1.0 million for the six months ended June 30, 2025. The increase was primarily attributable to a $65,000 net gain on sale of residential mortgage loans during the six months ended June 30, 2025 as compared to a $22,000 net gain on sale of residential mortgage loans for the six months ended June 30, 2024. In addition, there was a $41,000 increase in income earned from financial services and retirement planning income generated by our subsidiary Financial Quest, a $30,000 increase in earnings on bank-owned life insurance due to higher market interest rates, and a $27,000 increase in other fee income primarily due to our increased focus on core deposit growth.

Non-Interest Expense. Non-interest expense increased by $416,000, or 9.5%, from $4.4 million for the six months ended June 30, 2024 to $4.8 million for the six months ended June 30, 2025. Compensation and benefits expense increased by $278,000, or 11.6%, due to an increase in the number of employees as a result of opening a new branch office in Manlius, New York in June 2025 and due to annual salary increases and increases in benefit expenses. Professional fees increased by $32,000, or 24.4%, due to increases in consulting, legal and audit and accounting services. Premises and equipment expense increased by $64,000, or 16.8%, primarily due to the opening of a new branch office. The increase in non-interest expense was partially offset by a $19,000, or 2.6%, decrease in core processing expenses due to a newly negotiated computer maintenance contract.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $6,000 for the six months ended June 30, 2025, a decrease of $56,000, or 112.0%, as compared to income tax expense of $50,000 for the six months ended June 30, 2024. The decrease in income tax expense resulted from the decrease in income before tax.

Financial Position and Results of Operations of Our Wealth Management Business Segment

We conduct our business through two business segments: (1) our banking business segment, which primarily involves the delivery of loan and deposit products to our customers through Seneca Savings and generates net interest income and service fees, and (2) our wealth management business segment, which includes investment management services for individuals and institutions offered through Financial Quest and provides commission income from 401(k) plan management and brokered accounts.

The following tables present the statements of income and total assets for our reportable business segments at or for the periods indicated:

	At or for the Three Months Ended June 30,
	2025			2024
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net interest income	$2,231	$—	$2,231	$1,971	$—	$1,971
Non-interest income	283	248	531	236	227	463
Provision for credit losses on loans	511	—	511	—	—	—
Provision for credit losses on investments	—	—	—	—	—	—
Non-interest expense	2,302	180	2,482	2,051	170	2,221
(Benefit) provision for income taxes	(35)	—	(35)	37	—	37
Net (loss) income	$(264)	$68	$(196)	$119	$57	$176
Assets under management (AUM) (market value) (1)	$—	$249,940	$249,940	$—	$225,970	$225,970
Total assets	$298,210	$1,123	$299,060	$266,151	$1,250	$267,136

	At or for the Six Months Ended June 30,
	2025			2024
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net interest income	$4,359	$—	$4,359	$3,865	$—	$3,865
Non-interest income	537	480	1,017	435	439	874
Provision for credit losses on loans	621	—	621	15	—	15
Provision for credit losses on investments	—	—	—	—	—	—
Non-interest expense	4,454	355	4,809	4,065	327	4,392
(Benefit) provision for income taxes	(6)	—	(6)	50	—	50
Net (loss) income	$(173)	$125	$(48)	$170	$112	$282
Assets under management (AUM) (market value) (1)	$—	$249,940	$249,940	$—	$225,970	$225,970
Total assets	$298,210	$1,123	$299,060	$266,151	$1,250	$267,136
(1)	Assets under management represents customer assets managed by Financial Quest, and not assets of Financial Quest or Seneca Savings.

Comparison at or for the three months ended June 30, 2025 and 2024. The market value of assets under management was $249.9 million at June 30, 2025 compared to $226.0 million at June 30, 2024. This increase was due to continued organic acquisition of new assets under management combined with an increase in the market value of assets under management.

Income related to our wealth management business segment, which we record as non-interest income, increased $22,000, or 9.7%, to $248,000 for the three months ended June 30, 2025 compared to $226,000 for the three months ended June 30, 2024. The increase was mainly due to the impact of movement in equity markets and the interest rate environment during the three months ended June 30, 2025 as compared to the same prior year period.

Expenses related to our wealth management business segment, which we record as non-interest expense, increased $10,000, or 5.9%, to $180,000 for the three months ended June 30, 2025 compared to $170,000 for the three months ended June 30, 2024. The increase was due to the continued growth in our operations and an increase in compensation expense.

Comparison at or for the six months ended June 30, 2025 and 2024. The market value of assets under management was $249.9 million at June 30, 2025 compared to $226.0 million at June 30, 2024. This increase was due to continued organic acquisition of new assets under management combined with an increase in the market value of assets under management.

Income related to our wealth management business segment, which we record as non-interest income, increased $41,000, or 9.3%, to $480,000 for the six months ended June 30, 2025 compared to $439,000 for the six months ended June 30, 2024. The increase was mainly due to the impact of movement in equity markets and the interest rate environment during the six months ended June 30, 2025 as compared to the same prior year period.

Expenses related to our wealth management business segment, which we record as non-interest expense, increased $28,000, or 8.6%, to $355,000 for the six months ended June 30, 2025 compared to $301,000 for the six months ended June 30, 2024. The increase was due to the continued growth in our operations and an increase in compensation expense.

Delinquencies and Asset Quality

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Loans modified for borrowers experiencing financial difficulties occur when we grant borrowers favorable loan modifications that we would not consider but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions typically include a modification of loan terms such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date, or possibly a partial forgiveness of the principal amount due. We identify loans for potential modifications related to borrowers experiencing financial difficulty primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. We did not modify any loans to borrowers experiencing financial difficulty in the three or six months ended June 30, 2025. We closely monitor the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the three or six months ended June 30, 2025 and all such loans were current as of June 30, 2025.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,	At December 31,
	2025	2024

	(Dollars in thousands)

Non-accrual loans:
Residential:
One- to four-family	$369	$369
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	43	44
Consumer and other	—	—
Total non-accrual loans	412	413

Accruing loans 90 days or more past due:
Residential:
One- to four-family	—	—
Home equity loans and lines of credit	32	32
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans 90 days or more past due	32	32

Total non-performing loans	444	445

Real estate owned	—	—
Other non-performing assets	459	459

Total non-performing assets	$903	$904

Ratios:
Total non-performing loans to total loans	0.21%	0.22%
Total non-performing loans to total assets	0.15%	0.16%
Total non-performing assets to total assets	0.30%	0.32%

Non-accrual loans remained relatively unchanged compared to December 31, 2024.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets and assets designated as special mention as of June 30, 2025 and December 31, 2024 and 2023. Generally loans 90 days or more past due are placed on non-accrual status and classified “substandard.” All loans 60 days past due are classified “special mention.”

	At June 30,	At December 31,
	2025	2024

	(In thousands)

Substandard	$2,822	$3,249
Doubtful	—	—
Loss	—	—
Total Classified Assets	$2,822	$3,249
Special Mention	$2,673	$—

“Substandard” loans decreased at June 30, 2025 due primarily to a commercial real estate loan with a balance of $454,000, that paid off. “Special mention” loans increased at June 30, 2025 due to one commercial borrowing relationship totaling $2.7 million.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans represents management’s current estimate of expected credit losses over the contractual term of loans, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management considers the allowance for credit losses to be a critical accounting estimate, given the uncertainty in estimating lifetime credit losses attributable to our portfolios of assets exhibiting credit risk, particularly in our loan portfolio, and the material effect that such judgments can have on our results of operations. Determining the amount requires significant judgment on the part of management, is multi-faceted, and can be imprecise. The level of the allowance for credit losses on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and expectations of the future based on reasonable and supportable forecasts.

The allowance is established through a provision for credit losses in our consolidated statements of income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of our portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses.

Our methodology for maintaining our allowance for credit losses is based on historical experience and data, current economic information, and reasonable and supportable forecasts. Accordingly, the estimation of the allowance for credit losses is impacted by the economic forecasts utilized, which require the use of significant judgment. Deterioration in forecasted economic conditions may lead to further required increases to the allowance for credit losses. Conversely, improvements in forecasted economic conditions may warrant further reductions to the allowance for credit losses. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate.

Loans that have similar risk characteristics are evaluated on a collective basis for the purposes of establishing the allowance for credit losses. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. A collateral-dependent asset is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty. The allowance for credit loss for a collateral dependent financial asset is measured using the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

For additional information on the allowance for credit losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Critical Accounting Estimates—Allowance for Credit Losses.”

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Six Months Ended June 30,
	2025	2024

	(Dollars in thousands)

Balance at beginning of period	$1,804	$2,044

Charge-offs:
Residential:
One- to four-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	(655)	—
Consumer and other	(23)	(8)
Total charge-offs	(678)	(8)

Recoveries:
Residential:
One- to four-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	2	—
Consumer and other	2	—
Total recoveries	4	—

Net charge-offs	(674)	(8)
Provision (reversal) for credit losses on loans	621	15

Balance of allowance at end of period	$1,751	$2,051

Net (charge-offs) recoveries to average loans outstanding during period (annualized)	(0.65)%	(0.01)%
Allowance for credit losses on loans to non-accrual loans at end of period	425.00%	637.69%
Non-accrual loans to total loans outstanding at end of period	0.20%	0.16%
Allowance for credit losses on loans to total loans outstanding at end of period	0.83%	1.02%

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

	For the Six Months Ended June 30,
	2025	2024

Net (charge-offs) recoveries to average loans outstanding during the period by loan type (annualized):
Residential:
One- to four-family	0.00%	0.00%
Home equity loans and lines of credit	0.00%	0.00%
Construction	0.00%	0.00%
Commercial real estate	0.00%	0.00%
Commercial and industrial	(0.63)%	0.00%
Consumer and other	(0.02)%	(0.01)%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities and sales of securities. We also are able to borrow from the FHLB of New York. At June 30, 2025, we had a $71.4 million line of credit with the FHLB of New York, a $4.0 million line of credit with Zions Bank, and a $4.0 million line of credit with Pacific Coast Bankers Bank (“PCBB”). At June 30, 2025, we had outstanding borrowings of $53.9 million from the FHLB of New York. We did not borrow against the line of credit with Zions Bank or PCBB during the three or six months ended June 30, 2025. We also have the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $12.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, had a total market value of $48.6 million at June 30, 2025.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLB of New York advances and other liquidity sources. We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. Certificates of deposit due within twelve months of June 30, 2025 totaled $41.9 million, or 18.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have obtained an irrevocable letter of credit with the FHLB of New York to collateralize New York state deposits for the New York Banking Development District program. The Banking Development District program through incentives encourages banks to open branches in communities that are underserved in banking services. New York State has deposited a below-market rate certificate of deposit in our Bridgeport office, located in Madison County. Seneca Savings in turn makes loans to small businesses located in the market area with the proceeds.

We do not anticipate any material capital expenditures in 2025 other than remaining construction commitments of $324.4 thousand as of June 30, 2025 for our new Liverpool branch. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above.

At June 30, 2025, we exceeded all of our regulatory capital requirements, and we were categorized as “well capitalized” at June 30, 2025. Management is not aware of any conditions or events since June 30, 2025 that would change our categorization. See [Note 13.] Regulatory Capital Requirements of the notes to our consolidated financial statements for more information.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet items include loan commitments as described in [Note 11]. Commitments and Contingencies of the notes to our consolidated financial statements. At June 30, 2025, we had loan commitments to borrowers of approximately $265,000 and overdraft lines of credit, unused home equity lines of credit, unused commercial lines of credit, and commercial and standby letters of credit of approximately $28.8 million. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. The allowance for credit losses on unfunded loan commitments was immaterial at June 30, 2025.

Impact of Inflation and Changing Price

The unaudited consolidated financial statements and related data presented elsewhere in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective

Changes in Internal Controls Over Financial Reporting. During the quarter ended June 30, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. At June 30, 2025, Seneca Savings was subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on Seneca Savings’ or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1

Articles of Incorporation of Seneca Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), initially filed on June 13, 2025)

3.2

Bylaws of Seneca Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), initially filed on June 13, 2025)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA BANCORP, INC.

Date: September 26, 2025	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer
(Duly Authorized Representative and Principal Executive Officer)

Date: September 26, 2025	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)