Form 10-Q
period 2025-09-30
Seneca Bancorp, Inc.
filed 2025-11-14
CIK 2072421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 000-56790

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

There were 1,790,151 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 13, 2025.

EXPLANATORY NOTE

Seneca Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on June 6, 2025, to serve as the bank holding company for Seneca Savings Bank, National Association (the “Bank”) upon the consummation of the conversion of Seneca Financial MHC and Seneca Financial Corp. from the mutual holding company form of organization to the stock holding form of organization (the “Conversion”).  As of September 30, 2025, the Conversion had not yet been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, unaudited consolidated financial statements, and related notes, and other financial information included in this report relate to the Company’s predecessor and the former holding company for the Bank, Seneca Financial Corp.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

SENECA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

Unaudited

	At September 30,	At December 31,
	2025	2024

ASSETS
Cash and cash equivalents	$14,294	$6,788
Securities, available-for-sale, net of allowance for credit losses of $498 and $498	57,034	46,484
Loans, net of allowance for credit losses of $1,794 and $1,804	214,809	202,429
Federal Home Loan Bank of New York stock, at cost	3,529	3,361
Premises and equipment, net	11,162	8,797
Bank owned life insurance	3,860	2,688
Pension assets	7,245	7,245
Accrued interest receivable	1,569	1,247
Intangible assets	467	584
Goodwill	412	412
Other assets	2,077	904
Total assets	$316,458	$280,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$36,668	$30,639
Interest-bearing	201,460	179,932
Total deposits	238,128	210,571
Federal Home Loan Bank advances	40,567	41,253
Advances from borrowers for taxes and insurance	1,200	2,349
Other liabilities	12,149	2,908
Total liabilities	292,044	257,081
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 2,002,923 shares issued and 1,838,278 shares outstanding at September 30, 2025 and December 31, 2024	9	9
Additional paid-in capital	8,164	8,118
Treasury stock, at cost (164,645 shares at September 30, 2025 and December 31, 2024)	(1,557)	(1,557)
Retained earnings	22,514	22,377
Unearned ESOP shares, at cost	(591)	(605)
Accumulated other comprehensive loss	(4,125)	(4,484)
Total stockholders’ equity	24,414	23,858
Total liabilities and stockholders’ equity	$316,458	$280,939

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for share data)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

INTEREST INCOME
Loans, including fees	$3,129	$2,991	$9,157	$8,632
Securities	549	351	1,466	1,062
Other	101	72	188	195
Total interest income	3,779	3,414	10,811	9,889
INTEREST EXPENSE
Deposits	1,197	958	3,119	2,909
Advances and borrowings	356	367	1,107	1,026
Total interest expense	1,553	1,325	4,226	3,935
Net interest income	2,226	2,089	6,585	5,954
Provision for credit losses loans receivable	80	—	701	15
Net interest income after provision for credit losses	2,146	2,089	5,884	5,939
NONINTEREST INCOME
Service fees	33	30	98	91
Income from financial services	245	244	709	667
Fee income	228	202	599	543
Gain on sale of fixed assets	—	—	—	6
Earnings on bank-owned life insurance	26	4	78	26
Net gains on sale of residential mortgage loans	63	51	128	73
Total noninterest income	595	531	1,612	1,406
NONINTEREST EXPENSE
Compensation and employee benefits	1,365	1,227	4,038	3,622
Core processing	435	390	1,146	1,120
Premises and equipment	217	187	662	568
Professional fees	102	56	265	187
Postage & office supplies	23	31	81	87
FDIC premiums	38	30	105	90
Advertising	74	87	257	267
Director fees	38	36	123	124
Other	225	204	649	576
Total noninterest expense	2,517	2,248	7,326	6,641
Income before provision for income taxes	224	372	170	704
PROVISION FOR INCOME TAXES	39	44	33	94
Net income	$185	$328	$137	$610

Net income per common shares - basic	$0.10	$0.19	$0.08	$0.35
Net income per common shares - diluted	$0.10	$0.19	$0.08	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

NET INCOME	$185	$328	$137	$610

OTHER COMPREHENSIVE INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding gains arising during period	577	887	455	715
Less reclassification adjustment for net losses included in net income	—	—	—	—

Net unrealized gains on available-for-sale securities	577	887	455	715

OTHER COMPREHENSIVE INCOME, BEFORE TAX	577	887	455	715

Tax effect	(122)	(186)	(96)	(149)

OTHER COMPREHENSIVE INCOME, NET OF TAX	455	701	359	566

TOTAL COMPREHENSIVE INCOME	$640	$1,029	$496	$1,176

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

Unaudited

Three Months Ended September 30, 2025		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, July 1, 2025	$9	$8,150	$(1,557)	$22,329	$(596)	$(4,580)	$23,755
Net income	—	—	—	185	—	—	185
Other comprehensive income	—	—	—	—	—	455	455
ESOP shares committed to be released (646 shares)	—	—	—	—	5	—	5
Stock-based compensation	—	14	—	—	—	—	14
BALANCE, September 30, 2025	$9	$8,164	$(1,557)	$22,514	$(591)	$(4,125)	$24,414

Three Months Ended September 30, 2024		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, July 1, 2024	$9	$8,087	$(1,557)	$21,947	$(617)	$(5,089)	$22,780
Net income	—	—	—	328	—	—	328
Other comprehensive income	—	—	—	—	—	701	701
ESOP shares committed to be released (646 shares)	—	—	—	—	6	—	6
Stock-based compensation	—	21	—	—	—	—	21
BALANCE, September 30, 2024	$9	$8,108	$(1,557)	$22,275	$(611)	$(4,388)	$23,836

Nine Months Ended September 30, 2025		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, January 1, 2025	$9	$8,118	$(1,557)	$22,377	$(605)	$(4,484)	$23,858
Net income	—	—	—	137	—	—	137
Other comprehensive income	—	—	—	—	—	359	359
ESOP shares committed to be released (646 shares)	—	—	—	—	14	—	14
Stock-based compensation	—	46	—	—	—	—	46
BALANCE, September 30, 2025	$9	$8,164	$(1,557)	$22,514	$(591)	$(4,125)	$24,414

						Accumulated
Nine Months Ended September 30, 2024		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, January 1, 2024	$9	$8,045	$(1,487)	$21,665	$(629)	$(4,954)	$22,649
Net income	—	—	—	610	—	—	610
Other comprehensive income	—	—	—	—	—	566	566
ESOP shares committed to be released (646 shares)	—	—	—	—	18	—	18
Purchase treasury stock	—	—	(70)	—	—	—	(70)
Stock-based compensation	—	63	—	—	—	—	63
BALANCE, September 30, 2024	$9	$8,108	$(1,557)	$22,275	$(611)	$(4,388)	$23,836

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Unaudited

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$137	$610
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	400	391
Provision for credit losses	701	15
Net amortization of premiums and discounts on securities	(103)	93
Gain on sale of residential mortgage loans	(128)	(73)
Proceeds from sale of residential mortgage loans	7,936	4,224
Loans originated and sold	(7,808)	(4,152)
Deferred income tax benefit	(79)	—
Loss (gain) on sale of fixed assets	—	(6)
Amortization of deferred loan fees	156	52
ESOP compensation expense	13	18
Stock based compensation expense	46	63
Earnings on investment in bank owned life insurance	(78)	(26)
Increase in accrued interest receivable	(322)	(125)
Increase in other assets	(1,172)	(323)
Purchase of annuity contract	(1,094)	—
Increase in other liabilities	9,397	179
Net cash flow provided by operating activities	8,002	940
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale:
Proceeds from calls and maturities	14,245	50
Principal repayments	468	655
Purchases	(24,705)	—
Purchase of Federal Home Loan Bank of New York stock	(978)	(1,068)
Redemption of Federal Home Loan Bank of New York stock	811	825
Loan originations and principal collections, net	(13,246)	(6,153)
Purchases of premises and equipment	(2,657)	(2,460)
Net cash flow used in investing activities	(26,062)	(8,151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	27,557	8,986
Increase in advances from borrowers for taxes and insurance	(1,149)	(1,038)
Purchase of treasury stock	—	(70)
Payments on acquisition contingent consideration	(156)	(135)
Repayment of long-term FHLB advances	(14,500)	(5,000)
Proceeds from long-term FHLB advances	13,814	9,695
Decrease in short-term FHLB advances	—	(2,000)
Net cash flow provided by financing activities	25,566	10,438
Net change in cash and cash equivalents	7,506	3,227
CASH AND CASH EQUIVALENTS - beginning of the period	6,788	3,920
CASH AND CASH EQUIVALENTS - end of the period	$14,294	$7,147

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

(Dollars in thousands)

Unaudited

	Nine Months Ended
	September 30,
	2025	2024

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$4,268	$3,937
Income taxes	$7	$101

The accompanying notes are an integral part of these consolidated financial statements.

SENECA FINANCIAL CORP.

Notes to the Consolidated Financial Statements

Unaudited

1. BASIS OF PRESENTATION

Seneca Financial Corp. (the “Company”) was a federally chartered mid-tier stock holding company and was formed in connection with the conversion of Seneca Federal Savings and Loan Association (the “Bank”) into the mutual holding company form of organization in October 2017, as a subsidiary of Seneca Financial MHC (the “Mutual Holding Company”), a federally chartered mutual holding company. The Mutual Holding Company activity is not included in the accompanying consolidated financial statements. The Bank was a wholly owned subsidiary of the Company. The same directors and officers who manage the Bank, also manage the Company and the Mutual Holding Company.

On May 8, 2025, the Board of Directors adopted a Plan of Conversion and Reorganization, pursuant to which the Mutual Holding Company converted from the mutual holding company structure to the stock holding company structure (the “Conversion”). The Conversion was completed on October 15, 2025. In connection with the Conversion, the Bank converted its charter from that of a federal savings association to a national bank and changed its name from “Seneca Savings” to “Seneca Savings Bank, National Association.” Upon completion of the Conversion, the Mutual Holding Company and the Company ceased to exist and Seneca Bancorp, Inc., a Maryland corporation, became the successor holding company to the Company and the stock holding company of the Bank. The Conversion was accomplished by the merger of the Mutual Holding Company with and into the Company, followed by the merger of the Company with and into Seneca Bancorp, Inc. References to the Company and the Bank refer to Seneca Bancorp, Inc. and Seneca Savings Bank, National Association, respectively, on and after October 15, 2025.

Upon completion of the Conversion, the outstanding shares of the Company common stock owned by stockholders of the Company other than the Mutual Holding Company were converted into shares of Seneca Bancorp, Inc. common stock based on an exchange ratio of 0.9684 of a share of Seneca Bancorp, Inc. common stock for each share of Company common stock, so that the Company’s existing public stockholders owned approximately the same percentage of Seneca Bancorp, Inc.’s common stock upon completion of the Conversion as they owned of the Company’s common stock immediately prior to the Conversion. Cash was paid in lieu of fractional shares of Seneca Bancorp, Inc. common stock at a rate of $10.00 per share. In connection with the Conversion, Seneca Bancorp, Inc. also sold a total of 1,044,858 shares of its common stock at a price of $10.00 per share, for total gross proceeds of approximately $10.4 million. Seneca Bancorp, Inc. provided a term loan to the ESOP’s purchase of an additional 83,588 shares and refinance its existing outstanding ESOP loan resulting in a single term loan to the ESOP of $1.5 million which is being repaid in annual installments over 25 years at an annual rate of 7.25%. Upon the completion of the Conversion and stock offering, approximately 1,790,203 shares of Seneca Bancorp, Inc. common stock were outstanding.

The Bank maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool, North Syracuse, Manlius and Bridgeport, New York. The Bank is a community-oriented savings and loan institution whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential mortgage and commercial loans.

The financial information included herein as of September 30, 2025 and for the three and nine month periods ended September  30, 2025 and 2024 is unaudited. However, in management’s opinion, the information reflects all normal, recurring adjustments that are necessary for a fair presentation. The results shown for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be obtained for the year ending December 31, 2025 or for any other period.

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

3. Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized	Unrealized	Unrealized	Allowance for	Fair
	Cost	Gains	Losses	Credit Losses	Value

	(In thousands)
Available-for-sale securities:
September 30, 2025 (Unaudited):
U.S. Treasury securities	$23,845	$34	$(43)	$—	$23,836
U.S. Government Agency securities	1,000	—	(109)	—	891
Municipal securities	17,053	—	(2,501)	(498)	14,054
Mortgage-backed securities and collateralized mortgage obligations	9,365	—	(892)	—	8,473
Corporate securities	9,920	12	(152)	—	9,780
	$61,183	$46	$(3,697)	$(498)	$57,034

December 31, 2024:
U.S. Treasury securities	$15,923	$4	$(116)	$—	$15,811
U.S. Government Agency securities	1,000	—	(162)	—	838
Municipal securities	17,151	—	(2,372)	(498)	14,281
Mortgage-backed securities and collateralized mortgage obligations	6,862	—	(1,107)	—	5,755
Corporate securities	10,152	8	(361)	—	9,799
	$51,088	$12	$(4,118)	$(498)	$46,484

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

Investment securities with carrying amounts of $34.4 million and $22.2 million were pledged to secure deposits and for other purposes required or permitted by law at September 30, 2025 and December 31, 2024, respectively.

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Unaudited)
Due in one year or less	$21,421	$20,880	$14,225	$13,723
Due after one year through five years	17,889	17,135	15,878	15,107
Due after five years through ten years	9,073	7,946	9,840	8,566
Due after ten years	3,435	2,600	4,283	3,333
Mortgage-backed securities and collateralized mortgage obligations	9,365	8,473	6,862	5,755
	$61,183	$57,034	$51,088	$46,484

The Company did not sell available-for-sale securities during the three or nine months ended September 30, 2025 and September 30, 2024.

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

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Twelve Months and Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

	(In thousands)
September 30, 2025 (Unaudited):
U.S. Treasury securities	$(3)	$6,059	$(40)	891
U.S. Government Agency securities	—	—	(109)	2,956
Municipal securities	—	—	(2,501)	11,181
Mortgage-backed securities and collateralized mortgage obligations	—	—	(892)	5,492
Corporate securities	—	—	(152)	7,876
	$(3)	$6,059	$(3,694)	$28,396

December 31, 2024:
U.S. Treasury securities	$—	$—	$(116)	$2,874
U.S. Government Agency securities	—	—	(162)	839
Municipal securities	(24)	1,114	(2,348)	11,769
Mortgage-backed securities and collateralized mortgage obligations	—	—	(1,107)	5,755
Corporate securities	(4)	896	(357)	8,402
	$(28)	$2,010	$(4,090)	$29,639

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

At September 30, 2025, one U.S. Treasury was at a loss position for less than one year. At September 30, 2025, one government agency, one U.S. Treasury, thirty-one municipal, four mortgage-backed, ten collateralized mortgage obligation securities and eleven corporate securities were in a continuous loss position for more than twelve months.

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

Allowance for Credit Losses for Debt Securities:

The following table presents the allowance for credit losses on available-for-sale debt securities:

Municipal Securities
(In thousands)
September 30, 2025 (Unaudited):
Balance, beginning of period	$498
Provision for credit losses, not previously recorded	—
Balance, end of period	$498

September 30, 2024:
Balance, beginning of period	$90
Provision for credit losses, not previously recorded	—
Balance, end of period	$90

At September 30, 2025 and December 31, 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $451,000. The allowance relates to Madison County Capital Resource Corp. (Cazenovia College) bond that was in default at September 30, 2025 and December 31, 2024. The bond is collateralized with all the assets and real estate of the issuer which will be monetized to satisfy bond holders. The fair value was determined using a discounted cash flow analysis resulting in Level 3 classification (see Note 10.  Fair Value Measurement and Fair Value of Financial Instruments).

4. LOANS

Net loans at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024

	(In thousands)
	Unaudited
Mortgage loans on real estate:
One-to four-family first lien residential	$93,492	$101,236
Residential construction	1,985	1,288
Home equity loans and lines of credit	15,184	11,916
Commercial	73,390	59,505
Total mortgage loans on real estate	184,051	173,945
Commercial and industrial	26,386	23,411
Consumer loans	4,784	5,339
Total loans	215,221	202,695
Allowance for credit losses	(1,794)	(1,804)
Net deferred loan origination (fees) and costs	1,382	1,538
Net loans	$214,809	$202,429

Residential real estate loans serviced for others, by the Company, not included in net loans totaled $34.6 million and $29.4 million at September 30, 2025 and December 31, 2024 respectively.

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

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprised approximately 85.5% and 85.8% of the portfolio at September 30, 2025 and December 31, 2024, respectively. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

The following tables present loans as of September 30, 2025, based on year of origination within each credit quality indicator:

At September 30, 2025

Unaudited

(In thousands)

								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Mortgage loans on real estate:
One-to-four-family first lien residential:
Pass	$612	$2,728	$10,818	$17,025	$10,543	$51,766	$—	$—	$93,492
Total	612	2,728	10,818	17,025	10,543	51,766	—	—	93,492
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Residential construction:
Pass	968	754	—	115	—	148	—	—	1,985
Total	968	754	—	115	—	148	—	—	1,985
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Home equity loans and lines of credit:
Pass	222	642	—	—	—	59	14,071	190	15,184
Total	222	642	—	—	—	59	14,071	190	15,184
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Commercial:
Pass	17,858	9,221	11,449	7,456	6,673	17,297	—	—	69,954
Special Mention	—	580	—	—	—	—	—	—	580
Substandard	—	493	735	—	—	1,628	—	—	2,856
Total	17,858	10,294	12,184	7,456	6,673	18,925	—	—	73,390
Current period gross write-offs	—	—	—	—	—	—	—	—	—

Commercial and Industrial:
Pass	10,633	4,756	4,232	1,769	2,076	2,370	—	—	25,836
Special Mention	32	306	102	110	—	—	—	—	550
Total	10,665	5,062	4,334	1,879	2,076	2,370	—	—	26,386
Current period gross write-offs	—	—	652	7	4	14	—	—	677

Consumer:
Pass	627	1,878	797	990	246	168	77	1	4,784
Total	627	1,878	797	990	246	168	77	1	4,784
Current period gross write-offs	$—	$28	$5	$—	$—	$1	$—	$—	$34

The following table presents loans as of December 31, 2024, based on year of origination within each credit quality indicator:

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

At September 30, 2025, a loan relationship consisting of one commercial real estate loan totaling $735 thousand was downgraded to substandard, offset by four substandard loans that were paid off during the third quarter of 2025, resulting in a decrease of substandard loans by $393 thousand compared to December 31, 2024.

Loans are considered past-due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past-due loans, segregated by class of loans, are as follows:

	September 30, 2025
	(Unaudited)
	(In thousands)
	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
	Past-Due	Past-Due	Past-Due	Due	Current	Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$2,230	$561	$602	$3,393	$90,099	$93,492
Residential construction	—	—	—	—	1,985	1,985
Home equity loans and lines of credit	—	60	32	92	15,092	15,184
Commercial	1,160	—	—	1,160	72,230	73,390
Total mortgage loans on real estate	3,390	621	634	4,645	179,406	184,051
Commercial and industrial	—	—	97	97	26,289	26,386
Consumer loans	—	28	2	30	4,754	4,784
Total loans	$3,390	$649	$733	$4,772	$210,449	$215,221

	December 31, 2024
	(In thousands)
	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
	Past-Due	Past-Due	Past-Due	Due	Current	Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$1,089	$230	$369	$1,688	$99,548	$101,236
Residential construction	—	—	—	—	1,288	1,288
Home equity loans and lines of credit	1	—	32	33	11,883	11,916
Commercial	371	—	—	371	59,134	59,505
Total mortgage loans on real estate	1,461	230	401	2,092	171,853	173,945
Commercial and industrial	513	—	—	513	22,898	23,411
Consumer loans	5	9	—	14	5,325	5,339
Total loans	$1,979	$239	$401	$2,619	$200,076	$202,695

At September 30, 2025, we had approximately $32,000 of home equity loans and lines of credit past-due 90 days and still accruing. Nonaccrual loans, segregated by class of loan as of September 30, 2025 are as follows:

September 30, 2025 Unaudited
(In thousands)
		Nonaccrual
		loans
		without
		related
		allowance
		for	Recognized
	Nonaccrual	credit	interest
	loans	losses	income
Mortgage loans on real estate:
One-to four-family first lien	$540	$540	$—
Residential construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial	42	42	—
Consumer loans	—	—	—
Total nonaccrual loans	$582	$582	$—

At December 31, 2024, we had approximately $32,000 of home equity loans and lines of credit past-due 90 days and still accruing. Nonaccrual loans, segregated by class of loan as of December 31, 2024 are as follows:

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

Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

September 30, 2025 (Unaudited)
(In thousands)
	Amortized cost	Collateral type
Real estate:
Residential one-to four-family	$540	Residential real estate property
Home equity line of credit	32	Residential real estate property
Commercial real estate	13	Commercial real estate property
Total real estate	$585

Commercial and industrial loans	$47	Commercial business assets
Total commercial and industrial	$47

December 31, 2024
(In thousands)
	Amortized cost	Collateral type
Real estate:
Residential one-to four-family	$620	Residential real estate property
Home equity line of credit	32	Residential real estate property
Total real estate	$652

There were no loans modified to borrowers experiencing financial difficulty during the three or nine months ended September 30, 2025. During the year ended December 31, 2024, two commercial loans to one borrower were combined into one loan to extend the terms of the loans and increase the collateral coverage of the portfolio relationship.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (numbers in thousands):

Term Extension

	Amortized Cost
	Basis	% of Total Class
	at September 30, 2025	of Financing
	(Unaudited)	Receivable
Mortgage loans on real estate:
Commercial	$493	0.67%
Total	$493

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the nine months ended September 30, 2025 or the year ended December 31, 2024.

Changes in the allowance for credit losses for the nine months ended September 30, 2025 and 2024 are as follows:

	September 30, 2025
	Unaudited
	(In thousands)
	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,071	$372	$144	$217	$1,804
Charge-offs	—	(679)	(39)	—	(718)
Recoveries	—	2	5	—	7
Provision	193	712	(4)	(200)	701
Ending balance	$1,264	$407	$106	$17	$1,794

	September 30, 2024
	Unaudited
	(In thousands)
	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,218	$325	$93	$409	$2,045
Charge-offs	—	(78)	(12)	—	(90)
Recoveries	—	—	—	—	—
Provision	(127)	135	96	(89)	15
Ending balance	$1,091	$382	$177	$320	$1,970

Changes in the allowance for credit losses for the three months ended September 30, 2025 and 2024 are as follows:

	September 30, 2025
	(In thousands)
	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,213	$435	$120	$(17)	$1,751
Charge-offs	—	(24)	(15)	—	(39)
Recoveries	—	—	2	—	2
Provision	51	(4)	(1)	34	80
Ending balance	$1,264	$407	106	$17	$1,794

	September 30, 2024
	(In thousands)
	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,107	$467	$144	$334	$2,052
Charge-offs	—	(78)	(4)	—	(82)
Recoveries	—	—	—	—	—
Provision	(16)	(7)	37	(14)	—
Ending balance	$1,091	$382	177	$320	$1,970

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

	September 30,	December 31,
	2025	2024
	Unaudited
Balance, beginning of period	$780	$924
Proceeds	297	—
Payments	(165)	(144)
Balance, end of period	$912	$780

5. PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2025 and December 31, 2024 are summarized as follows:

Construction in progress is composed of ongoing improvements to existing branches, construction of a new branch and purchase of land for a branch. Depreciation expense for the three months ended September 30, 2025 and 2024 was $96 thousand and $89 thousand, respectively. Depreciation expense for the nine months ended September 30, 2025, and 2024 was $284 thousand and $275 thousand, respectively. Construction commitments at September 30, 2025 and December 31, 2024, were $324 thousand and $1.4 million, respectively.

	September 30,	December 31,
	2025	2024
	(Unaudited)
Building and building improvements	$7,144	$7,125
Construction in progress	5,862	3,346
Furniture, fixtures and equipment	2,657	2,760
	15,663	13,231
Accumulated depreciation	(4,501)	(4,434)
Total	$11,162	$8,797

6. DEPOSITS

The components of deposits at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Demand deposits	$36,668	$30,639
NOW accounts	26,788	27,058
Regular savings and demand clubs	25,268	22,752
Money markets	87,113	62,767
Certificates of deposit and retirement accounts	62,291	67,355
	$238,128	$210,571

At September 30, 2025, certificates of deposit and retirement accounts had scheduled maturities as follows (dollars in thousands):

September 30,
2025
Unaudited

2025	$15,085
2026	32,763
2027	8,819
2028	3,967
2029	1,465
Thereafter	192
$62,291

The aggregate amount of time deposits in denominations of $250,000 or more were $38.0 million and $38.3 million including brokered deposits of $16.7 million and $16.9 million at September 30, 2025 and December 31, 2024, respectively. The FDIC generally provides federal deposit insurance per account owner of $250,000.

Interest expense on deposits for the three months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,
	2025	2024

	Unaudited
	(Dollars in Thousands)
NOW accounts	$7	$5
Regular savings and demand clubs	34	4
Money markets	644	343
Certificates of deposit and retirement accounts	512	606
	$1,197	$958

Interest expense on deposits for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
	2025	2024

	(Dollars in Thousands)
NOW accounts	$19	$17
Regular savings and demand clubs	85	11
Money markets	1,483	1,045
Certificates of deposit and retirement accounts	1,532	1,836
	$3,119	$2,909

Related party deposits for the nine months ended September 30, 2025 were $1.8 million. Related party deposits for the year ended December 31, 2024 were $1.1 million.

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLBNY”) reflect advances borrowed from the FHLBNY. The FHLBNY charges a substantial prepayment penalty for early payoff of an advance. The unamortized balances on advances at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30,	December 31,
	2025	2024
	Unaudited
Term Advances:
Advanced February 25, 2020 - Due February 25, 2025 - bearing interest at 1.52% fixed rate	—	1,000
Advanced March 5, 2020 - Due March 5, 2025 - bearing interest at 1.12% fixed rate	—	3,500
Advanced March 12, 2020 - Due March 12, 2025 - bearing interest at 1.42% fixed rate	—	1,000
Advanced November 30, 2022 - Due November 30, 2027 - bearing interest at 4.24% fixed rate	2,000	2,000
Advanced December 30, 2022 - Due December 30, 2025 - bearing interest at 4.54% fixed rate	2,000	2,000
Advanced December 30, 2022 - Due December 30, 2026 - bearing interest at 4.42% fixed rate	2,000	2,000
Advanced January 12, 2023 - Due January 12, 2028 - bearing interest at 3.85% fixed rate	2,000	2,000
Advanced March 10, 2023 - Due March 10, 2028 - bearing interest at 4.38% fixed rate	6,000	6,000
Advanced July 19, 2023 - Due July 19, 2027 - bearing interest at 4.49% fixed rate	1,000	1,000
Advanced September 11, 2023 - Due September 11, 2028 - bearing interest at 4.72% fixed rate	3,000	3,000
Advanced September 13, 2023 - Due September 14, 2026 - bearing interest at 4.61% fixed rate	2,000	2,000
Advanced September 26, 2023 - Due September 28, 2026 - bearing interest at 5.18% fixed rate	2,000	2,000
Advanced May 8, 2024 - Due May 10, 2027 - Zero Development Advance at 0% fixed rate	1,695	1,695
Advanced May 21, 2024 - Due November 23, 2026 - bearing interest at 4.80% fixed rate	2,000	2,000
Advanced May 21, 2024 - Due August 21, 2028 - bearing interest at 4.65% fixed rate	2,000	2,000
Advanced May 21, 2024 - Due August 23, 2027 - bearing interest at 4.72% fixed rate	2,000	2,000
Advanced May 21, 2024 - Due August 29, 2029- bearing interest at 4.61% fixed rate	2,000	2,000
Advanced October 4, 2024 - Due October 4, 2027 - Zero Development Advance at 0% fixed rate	2,058	2,058
Advanced February 25, 2025 - Due February 25, 2030 - bearing interest at 4.33% fixed rate	1,000	—
Advanced June 12, 2025 - Due June 12, 2026 - Zero Development Advance at 0% fixed rate	5,814	—
Total Term Advances	40,567	39,253
Repurchase Advances:
Advanced December 27, 2024 - Due January 3, 2025 - bearing interest at 4.63% fixed rate	—	2,000

Total Advances	$40,567	$41,253

The contractual maturities and weighted average rates of advances from FHLBNY at September 30, 2025 are as follows (dollars in thousands):

2025	$2,000	4.54%
2026	13,814	2.75%
2027	8,753	3.51%
2028	13,000	4.42%
2029	2,000	4.61%
2030	1,000	4.33%
	$40,567	3.67%

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. Residential and commercial mortgage loans of $60.5 million and $68.9 million at September 30, 2025 and December 31, 2024 and investment securities of $20.0 million and $12.5 million at September 30, 2025 and December 31, 2024, respectively, were pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings. The total outstanding indebtedness under borrowing facilities with the FHLBNY cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company had a municipal letter of credit (MULOC) with the FHLBNY collateralizing a $10.0 million certificate of deposit with the State of New York Banking Development District at September 30, 2025 and December 31, 2024. The New York State certificate was deposited after the Company opened its fourth location in Bridgeport, New York. The Company also pledged securities with a book value of $8.4 million and market value of $7.8 million at September 30, 2025, and a book value of $5.8 million and a market value of $5.0 million at December 31, 2024, to local municipalities collateralizing their deposits. The Company had pledged New York municipal bonds with a book value of $1.4 million and a market value of $1.2 million at September 30, 2025, and a book value of $337,000 and a market value of $282,000 at December 31, 2024, to the New York State Linked Deposit Program. The Company also had an $8.0 million dollar line of credit with two correspondent banks that is available on an unsecured basis and had no draws at September 30, 2025 or December 31, 2024.

8. COMPREHENSIVE LOSS

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended September 30, 2025
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
	Securities	Plan	Loss

	Unaudited
	(In thousands)
Beginning balance	$(3,339)	$(1,241)	$(4,580)
Other comprehensive income	455	—	455
Ending balance	$(2,884)	$(1,241)	$(4,125)

	For the three months ended September 30, 2024
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
	Securities	Plan	Loss

	Unaudited
	(In thousands)
Beginning balance	$(3,451)	$(1,638)	$(5,089)
Other comprehensive income	701	—	701
Ending balance	$(2,750)	$(1,638)	$(4,388)

	For the nine months ended September 30, 2025
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
	Securities	Plan	Loss

	Unaudited
	(In thousands)
Beginning balance	$(3,243)	$(1,241)	$(4,484)
Other comprehensive income	359	—	359
Ending balance	$(2,884)	$(1,241)	$(4,125)

	For the nine months ended September 30, 2024
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
	Securities	Plan	Loss

	Unaudited
	(In thousands)
Beginning balance	$(3,316)	$(1,638)	$(4,954)
Other comprehensive income	566	—	566
Ending balance	$(2,750)	$(1,638)	$(4,388)

9. EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Company instituted a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At September 30, 2025 and December 31, 2024, the Company recorded $213,000 and $194,000, respectively, for the SERP in other liabilities on the consolidated statements of financial condition. Expenses for the SERP are included in compensation and employee benefits on the consolidated statements of income and were approximately $6,299 and $5,823, respectively, for the three months ended September 30, 2025 and 2024 and $18,896 and $17,468, respectively, for the nine months ended September 30, 2025 and 2024.  During the three months ended September 30, 2025, the Company purchased an annuity contract in the amount of $1.1 million to informally fund benefits under the SERP. The Company is the sole owner of the annuity contract and shall have the right to exercise all incidents of ownership, shall be the beneficiary of any death proceeds and shall at all times be entitled to the annuity contract’s cash surrender value. The annuity is included in bank owned life insurance on the consolidated statements of financial condition.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a noncontributory defined benefit pension plan (the “Pension Plan”). Substantially all employees participate in the retirement plan on a noncontributing basis and are fully vested after five years of service.

On October 13, 2017, the Compensation Committee elected to soft-freeze the defined benefit pension plan effective January 1, 2018. All employees hired after that date will not be eligible to participate in the defined benefit pension plan; they will, however, be able to participate in a 401(k) plan that the Company will match up to 50% of the employee elected contribution amount capped at 5% of the employee’s earnings. Expense for the 401(k) is included in the compensation and employee benefits on the consolidated statement of income and was $18,903 and $13,292, respectively, for the three months ended September 30, 2025 and 2024 and $59,945 and $35,880, respectively, for the nine months ended September 30, 2025 and 2024.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

Effective upon the completion of the Company’s initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock on the open market at an average price of  $10.00 per share. The ESOP loan will be repaid principally from the Bank’s contribution to the ESOP in annual payments through 2047 at a fixed interest rate of 4.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized approximately $4,467 and $6,038 of compensation expense related to this plan for the three months ended September 30, 2025 and 2024 and $13,401 and $18,113 of compensation expense related to this plan for the nine months ended September 30, 2025 and September 30, 2024 respectively. At September 30, 2025, there were 59,193 shares not yet released having an aggregate market value of approximately $681,311. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Subsequent to September 30, 2025, in connection with the completion of the Conversion on October 15, 2025, Seneca Bancorp, Inc. provided the ESOP with $1.5 million loan from the proceeds of the stock offering (i) to fund the ESOP’s purchase of 8% of the shares of common stock sold in the stock offering, or 83,588 shares of Seneca Bancorp, Inc. common stock, and (ii) to refinance the existing loan obligation of the ESOP so that there is only one ESOP loan following the Conversion and stock offering. The new ESOP loan is being repaid in substantially equal payments of principal and interest over 25 years at a fixed interest rate of 7.25%.

STOCK BASED COMPENSATION

A summary of the Company’s stock option activity and related information for its equity incentive plan for the three months ended September 30, 2025 and 2024 is as follows:

	For the three months ended September 30,
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

A summary of the Company’s stock option activity and related information for its equity incentive plan for the nine months ended September 30, 2025 and 2024 is as follows:

	For the nine months ended September 30,
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

The intrinsic value of options outstanding at September 30, 2025 and December 31, 2024 was $92,972 and $2,960 respectively.

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

The Company recorded compensation expense in the amount of $3,139 and $9,755 for the three months ended September 30, 2025 and 2024 respectively and $11,687 and $29,265 for the nine months ended September 30, 2025 and 2024 respectively. The Company had $15,878 of compensation expense remaining to be recognized at September 30, 2025.

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

In May 2023 and 2022 the Company awarded 12,000 shares of restricted stock awards to senior management, respectively. The restricted stock vests 20% per year on the specified vesting date, until 100% vested on the specified vesting date of the fifth year after the restricted stock was granted. The Company recorded compensation expense in the amount of $11,488 and $11,488 for the three months ended September 30, 2025 and 2024, respectively, and $34,344 and $34,344 for the nine months ended September 30, 2025 and 2024, respectively. The Company has $101,512 of compensation expenses remaining to be recognized at September 30, 2025.

The Company did not have any awards granted or forfeited during the three or nine months ended September 30, 2025 and 2024.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

There were no securities transferred out of Level 2 securities available-for-sale during the nine months ended September 30, 2025 or during the twelve months ended December 31, 2024.

	Total	Level 1	Level 2	Level 3

	(In thousands)
Available-for-sale Securities:
September 30, 2025 (unaudited):
U.S. Treasury securities	$23,836	$—	$23,836	$—
U.S. Government Agency securities	891	—	891	—
Municipal securities	14,054	—	13,603	451
Mortgage-backed securities and collateralized mortgage obligations	8,473	—	8,473	—
Corporate securities	9,780	—	9,780	—
	$57,034	$—	$56,583	$451
December 31, 2024:
U.S. Treasury securities	$15,811	$—	$15,811	$—
U.S. Government Agency securities	838	—	838	—
Municipal securities	14,281	—	14,281	—
Mortgage-backed securities and collateralized mortgage obligations	5,755	—	5,755	—
Corporate securities	9,799	—	9,799	—
	$46,484	$—	$46,484	$—

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30, 2025 and December 31, 2024.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024 were as follows:

	Fair Value	Carrying	Fair
	Hierarchy	Amount	Value

	(In thousands)
September 30, 2025 (Unaudited):
Financial assets:
Cash and cash equivalents	Level 1	$14,294	$14,294
Securities available-for-sale, net of allowance for credit losses of $498	Level 2/3	57,034	57,034
Federal Home Loan Bank of New York stock, at cost	Level 2	3,529	3,529
Loans, net of allowance for credit losses of $1,794	Level 3	214,809	214,790
Accrued interest receivable	Level 1	1,569	1,569
Financial liabilities:
Deposits	Level 1/2	238,128	237,818
Federal Home Loan Bank advances	Level 2	40,567	40,567
Accrued interest payable	Level 1	153	153
Advances from borrowers for taxes and insurance	Level 1	1,200	1,200

December 31, 2024:
Financial assets:
Cash and cash equivalents	Level 1	$6,788	$6,788
Securities available-for-sale, net of allowance for credit losses of $498	Level 2/3	46,484	46,484
Federal Home Loan Bank of New York stock, at cost	Level 2	3,361	3,361
Loans, net of allowance for credit losses of $1,804	Level 3	202,429	189,034
Accrued interest receivable	Level 1	1,247	1,247
Financial liabilities:
Deposits	Level 1/2	210,571	187,395
Federal Home Loan Bank advances	Level 2	41,253	41,253
Accrued interest payable	Level 1	146	146
Advances from borrowers for taxes and insurance	Level 1	2,349	2,349

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and December 31, 2024 were as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
September 30, 2025 (Unaudited):
Collateral-dependent loans	$632	$—	$—	$632
	$632	$—	$—	$632

December 31, 2024:
Collateral-dependent loans	$652	$—	$—	$652
	$652	$—	$—	$652

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

At September 30, 2025 and December 31, 2024, the fair value of collateral-dependent loans consisted of loan balances of $632,000 and $652,000, net of a valuation allowance of  $0 and $0.

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

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30,	December 31,
	2025	2024
	Unaudited
Commitments to Grant Loans	$883	$787
Performance Standby Letters of Credit	$96	$127
Unfunded Commitments Under Lines of Credit	$28,446	$27,066

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Allowance for credit losses on unfunded loan commitments was immaterial at September 30, 2025 and December 31, 2024.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a Bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. A financial institution can elect to be subject to this new definition. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.00%. The Bank elected to adopt the Community Bank Leverage Ratio as of June 30, 2020. The final rule allows for a two-quarter grace period to improve a ratio that falls below the required level, provided that the bank maintains a leverage ratio of 8.00%. The Bank has a two quarter grace period (until the quarter ending March 31, 2026) to increase its Community Bank Leverage Ratio to 9.00%. The Bank expects its Community Bank Leverage Ratio to exceed 9.00% for the quarter ending December 31, 2025 as a result of the completion of the Conversion and stock offering on October 15, 2025.

As of September 30, 2025, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier 1 leverage ratios (Community Bank Leverage Ratio) as set forth in the table below, including applicable grace periods. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024, are as follows:

					To be Well
					Capitalized
					Under Prompt and		Minimum Capital
			Capital Adequacy		Corrective Action		Adequacy with
	Actual		Purposes		Provisions		Buffer
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(In thousands)
As of September 30, 2025 (Unaudited):
Tier 1 capital to assets	$27,017	8.77%	$24,636	8.00%	$27,716	9.00%	N/A	N/A
As of December 31, 2024:
Tier 1 capital to assets	$26,556	9.73%	$21,823	8.00%	$24,551	9.00%	N/A	N/A

13. EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. During the three months ended September 30, 2025 and 2024, the Company had 28,621 and 441 potentially dilutive common stock equivalents. During the nine months ended September 30, 2025 and 2024, the Company had 21,398 and 855 potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Antidilutive share are not include in the weighted-average number of common share outstanding for purposes of calculating earnings per common shares until they become dilutive.

The following table sets forth the calculation of basic and diluted earnings per share:

	Three months ended
	September 30,
(Dollars in Thousands Except per Share Data)	2025	2024

	Unaudited
Basic earnings per common share:
Net income available to common stockholders	$185	$328
Weighted average common shares outstanding basic	1,766,671	1,754,087
Weighted average common shares outstanding dilutive	1,794,651	1,760,517
Earnings per share basic	$0.10	$0.19
Earnings per share dilutive	$0.10	$0.19

	Nine months ended September 30,
(Dollars in Thousands Except per Share Data)	2025	2024
Basic earnings per common share:
Net income available to common stockholders	$137	$610
Weighted average common shares outstanding basic	1,766,030	1,760,076
Weighted average common shares outstanding dilutive	1,787,428	1,760,931
Earnings per share basic	$0.08	$0.35
Earnings per share dilutive	$0.08	$0.35

14. NON-INTEREST INCOME

The Company has included the following tables regarding the Company’s non-interest income for the periods presented:

	For the three months ended September 30,
	2025	2024

	(In thousands)
Service fees
Deposit related fees	$10	$10
Loan servicing income	23	20
Total service fees	33	30
Income from financial services
Securities commission income	243	241
Insurance commission income	2	3
Total insurance and securities commission income	245	244
Card income
Debit card interchange fee income	88	83
ATM fees	9	9
Insufficient fund fees	85	82
Total card and insufficient funds income	182	174
Realized gain on sale of residential mortgage loans and available-for-sale securities
Realized gain on sales of residential mortgage loans	62	51
Bank owned life insurance	26	4
Other miscellaneous income	47	28
Total non-interest income	$595	$531

	For the nine months ended September 30,
	2025	2024

	(In thousands)
Service fees
Deposit related fees	$29	$29
Loan servicing income	69	62
Total service fees	98	91
Income from financial services
Securities commission income	702	659
Insurance commission income	7	8
Total insurance and securities commission income	709	667
Card income
Debit card interchange fee income	238	230
ATM fees	24	24
Insufficient fund fees	220	212
Total card and insufficient funds income	482	466
Realized gain (loss) on sale of residential mortgage loans, and available-for-sale securities
Realized gain on sales of residential mortgage loans	128	73
Bank owned life insurance	78	26
Other miscellaneous income	117	83
Total non-interest income	$1,612	$1,406

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

Information about the segments is presented in the following table as of and for the periods indicated (in thousands):

Reconciliation of Assets	September 30, 2025	December 31, 2024

Total assets for Seneca Savings	$315,698	$280,030
Total assets for Financial Quest	1,178	1,183
Elimination of intercompany receivables	(418)	(274)
Total consolidated assets	$316,458	$280,939

	Three Months Ended September 30,
	2025			2024
	Seneca Savings	Financial Quest	Total	Seneca Savings	Financial Quest	Total

	Unaudited
INTEREST INCOME
Total interest income	$3,779	$—	$3,779	$3,414	$—	$3,414
INTEREST EXPENSE
Total interest expense	1,553	—	1,553	1,325	—	1,325
Net Interest Income	2,226	—	2,226	2,089	—	2,089
Provision for credit losses available-for-sale securities	—	—	—	—	—	—
Provision for credit losses loans receivable	80	—	80	—	—	—
Net interest income after provision for credit losses	2,146	—	2,146	2,089	—	2,089
NONINTEREST INCOME
Service fees	33	—	33	30	—	30
Income from financial services	—	245	245	—	244	244
Fee income	246	8	254	198	8	206
Net gains on sale of residential mortgage loans	63	—	63	51	—	51
Total noninterest income	342	253	595	279	252	531
NONINTEREST EXPENSE
Compensation and employee benefits	1,248	117	1,365	1,116	111	1,227
Core processing	435	—	435	390	—	390
Premises and equipment	211	6	217	181	6	187
Professional fees	77	25	102	56	—	56
Postage & office supplies	23	—	23	30	1	31
FDIC premiums	38	—	38	30	—	30
Advertising	72	2	74	86	1	87
Director fees	38	—	38	36	—	36
Other	173	52	225	151	53	204
Total noninterest expense	2,315	202	2,517	2,076	172	2,248
Income before provision for income taxes	173	51	224	292	80	372
PROVISION FOR INCOME TAXES	39	—	39	44	—	44
Net income	$134	$51	$185	$248	$80	$328

	Nine Months Ended September 30,
	2025			2024
	Seneca Savings	Financial Quest	Total	Seneca Savings	Financial Quest	Total
INTEREST INCOME
Total interest income	$10,811	$—	$10,811	$9,889	$—	$9,889
INTEREST EXPENSE
Total interest expense	4,226	—	4,226	3,935	—	3,935
Net interest income	6,585	—	6,585	5,954	—	5,954
Provision for credit losses available-for-sale securities	—	—	—	—	—	—
Provision for credit losses loans receivable	701	—	701	15	—	15
Net interest income after provision for credit losses	5,884	—	5,884	5,939	—	5,939
NONINTEREST INCOME
Service fees	98	—	98	91	—	91
Income from financial services	—	709	709	—	667	667
Fee income	575	24	599	519	24	543
Gain on sale of fixed assets	—	—	—	6	—	6
Earnings on bank-owned life insurance	78	—	78	26		26
Net gains on sale of residential mortgage loans	128	—	128	73	—	73
Total noninterest income	879	733	1,612	715	691	1,406
NONINTEREST EXPENSE
Compensation and employee benefits	3,686	352	4,038	3,304	318	3,622
Core processing	1,146	—	1,146	1,120	—	1,120
Premises and equipment	644	18	662	550	18	568
Professional fees	240	25	265	187	—	187
Postage & office supplies	80	1	81	86	1	87
FDIC premiums	105	—	105	90	—	90
Advertising	251	6	257	261	6	267
Director fees	122	1	123	121	3	124
Other	496	153	649	425	151	576
Total noninterest expense	6,770	556	7,326	6,144	497	6,641
Income before provision for income taxes	(7)	177	170	510	194	704
PROVISION FOR INCOME TAXES	33	—	33	94	—	94
Net income	$(40)	$177	$137	$416	$194	$610

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

The allowance is established through a provision for credit losses in our consolidated statements of income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of our portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. At each of September 30, 2025 and December 31, 2024, the allowance for credit losses on loans totaled $1.8 million. Due to the nature and composition of our lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of September 30, 2025 and December 31, 2024, the allowance for credit losses on loans allocated to our commercial real estate portfolio was $589,000, or 33.1%, and $432,000, or 24.0%, respectively.

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

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee’s (“FOMC”) median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product (“GDP”). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate “shock” or increase of 20 basis points in the FOMC’s projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth, this would increase the model’s total calculated allowance for credit losses on loans by $857,000 or 48.2%, representing a 41 basis points increase to the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of September 30, 2025. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of September 30, 2025.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets were $316.5 million as of September 30, 2025 and $280.9 million as of December 31, 2024, an increase of $35.5 million, or 12.6%. The increase in assets was primarily due to a $12.4 million increase in net loans, a $10.6 million increase in available-for-sale securities, a $7.5 million increase in cash and cash equivalents, a $2.4 million increase in premises and equipment, and a $1.2 million increase in other assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $7.5 million, or 110.6%, to $14.3 million at September 30, 2025 from $6.8 million at December 31, 2024. The increase primarily resulted from an $27.6 million increase in total deposits, which was partially attributable to stock offering subscription proceeds held in escrow by the Bank during the quarter, partially offset by a $12.4 million increase in net loans, a $10.6 million increase in available for sale securities, a $2.4 million increase in premises and equipment relating to a new branch location in Manlius, New York opened in June 2025, and a $1.2 million increase in other assets relating to prepaid balances.

Available-for-Sale Securities. Available-for-sale securities increased by $10.6 million, or 22.7%, to $57.0 million at September 30, 2025 from $46.5 million at December 31, 2024. This increase was primarily due to $21.7 million in purchases of U.S. treasury bonds during the nine months ended September 30, 2025, partially offset by maturities of $14.0 million in U.S. treasury bonds during the first nine months of 2025.

Net Loans. Loans receivable, net of the allowance for credit losses, increased $12.4 million, or 6.1%, to $214.8 million at September 30, 2025 from $202.4 million at December 31, 2024. The increase in net loans was primarily driven by the origination of $37.1 million of loans, partially offset by $16.9 million of paydowns and $7.8 million of loan sales during the nine months ended September 30, 2025. Commercial real estate loans increased to $73.4 million at September 30, 2025 from $59.5 million at December 31, 2024, as we hired a new commercial lender in mid-2024 to continue to grow this portfolio. Commercial and industrial loans increased to $26.4 million at September 30, 2025 as compared to $23.4 million at December 31, 2024. One- to four-family residential mortgage loans decreased to $93.5 million at September 30, 2025 from $101.2 million at December 31, 2024, as we focused on sales of such loans in the secondary market, while home equity loans and lines of credit increased to $15.2 million at September 30, 2025 from $11.9 million at December 31, 2024. Consumer and other loans decreased to $4.8 million at September 30, 2025 from $5.4 million at December 31, 2024.

Deposits. Total deposits increased by $27.6 million, or 13.1%, to $238.1 million at September 30, 2025 from $210.6 million at December 31, 2024. The increase was primarily a result of an increase in commercial deposits of $9.1 million and an increase in retail deposits of $18.5 million, which was partially attributable to stock offering subscription proceeds held in escrow by the Bank during the quarter, as well as a strategic focus on gathering commercial deposits and investments in advertising and marketing campaigns. Core deposits (which we define as all deposits other than certificates of deposit and brokered deposits) increased $32.6 million, or 22.8% to $175.8 million at September 30, 2025 from $143.2 million at December 31, 2024. As of September 30, 2025, money market deposits increased by $24.3 million, NOW and demand deposits increased by $5.8 million, and savings accounts increased by $2.5 million, partially offset by a decrease in time deposits of $5.1 million compared to December 31, 2024. There were $16.7 million and $16.9 million of brokered deposits included in time deposits at September 30, 2025 and December 31, 2024, respectively.

FHLB Advances. Total FHLB advances were $40.6 million at September 30, 2025 as compared to $41.3 million at December 31, 2024, a decrease of $686,000, or 1.7%. FHLB advances were paid down using funds obtained through deposit growth.

Stockholders’ Equity. Stockholders’ equity increased by $556,000, or 2.3%, to $24.4 million at September 30, 2025 from $23.9 million at December 31, 2024. The increase in stockholders’ equity was primarily due to a $359,000 decrease in net unrealized mark-to-market loss on the available-for-sale securities portfolio recognized in accumulated other comprehensive loss as a result of changes in interest rates during the nine months ended September 30, 2025 in addition to net income of $137,000 recorded during the nine months ended September 30, 2025.

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

	For the Three Months Ended September 30,
	2025				2024
	Average				Average
	Outstanding			Yield/	Outstanding			Yield/
	Balance		Interest	Rate(4)	Balance		Interest	Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$213,470		$3,129	5.86%	$205,463		$2,991	5.82%
Available-for-sale securities	58,699		489	3.33	38,994		279	2.86
FHLB stock	3,489		60	6.88	3,228		72	8.92
Other interest-earning assets	12,438		101	3.25	7,095		72	4.06
Total interest-earning assets	288,096		3,779	5.25	254,780		3,414	5.36
Non-interest-earning assets	20,536				12,829
Total assets	$308,632				$267,609

Interest-bearing liabilities:
NOW accounts	$27,413		7	0.10	$25,925		5	0.08
Regular savings and demand club accounts	26,422		34	0.51	22,515		4	0.07
Money market accounts	83,390		644	3.09	56,722		343	2.42
Certificates of deposit and retirement accounts	64,571		512	3.17	63,495		606	3.82
Total interest-bearing deposits	201,796		1,197	2.37	168,657		958	2.27
FHLB borrowings	40,567		356	3.51	38,195		367	3.84
Total interest-bearing liabilities	242,363		1,553	2.56	206,852		1,325	2.56
Non-interest-bearing deposits	35,378				32,939
Other non-interest-bearing liabilities	7,048				5,402
Total liabilities	284,789				245,193
Stockholders’ equity	23,843				22,416
Total liabilities and stockholders’ equity	$308,632				$267,609

Net interest income			$2,226				$2,089
Net interest rate spread (1)				2.69%				2.80%
Net interest-earning assets (2)	$45,733				$47,928
Net interest margin (3)				3.09%				3.28%
Average interest-earning assets to average interest-bearing liabilities	118.87%	%			123.17%	%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

	For the Nine Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$209,338	$9,157	5.83%	$202,557	$8,632	5.68%
Available-for-sale securities	51,522	1,256	3.25	39,209	852	2.90
FHLB Stock	3,367	210	8.32	2,949	210	9.49
Other interest-earning assets	8,167	188	3.07	6,356	195	4.09
Total interest-earning assets	272,394	10,811	5.29	251,071	9,889	5.25
Non-interest-earning assets	18,596			11,962
Total assets	$290,990			$263,033

Interest-bearing liabilities:
NOW accounts	$26,636	19	0.10	$25,005	17	0.09
Regular savings and demand club accounts	25,099	85	0.45	22,972	11	0.06
Money market accounts	72,943	1,483	2.71	55,034	1,045	2.53
Certificates of deposit and retirement accounts	64,916	1,532	3.15	66,611	1,836	3.68
Total interest-bearing deposits	189,594	3,119	2.19	169,622	2,909	2.29
FHLB borrowings	39,275	1,107	3.76	35,705	1,026	3.83
Total interest-bearing liabilities	228,869	4,226	2.46	205,327	3,935	2.56
Non-interest-bearing deposits	33,086			31,134
Other non-interest-bearing liabilities	5,279			4,365
Total liabilities	267,234			240,826
Stockholders’ equity	23,756			22,207
Total liabilities and stockholders’ equity	$290,990			$263,033

Net interest income		$6,585			$5,954
Net interest rate spread (1)			2.83%			2.69%
Net interest-earning assets (2)	$42,427			$45,744
Net interest margin (3)			3.22%			3.16%
Average interest-earning assets to average interest-bearing liabilities	119.02%			122.28%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
	Increase (Decrease)			Increase (Decrease)
	Due		Total	Due		Total
	to		Increase	to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$117	$22	$139	$193	$332	$525
Available-for-sale securities	141	70	211	178	227	405
FHLB stock	6	(18)	(12)	20	(20)	—
Other interest-earning assets	54	(25)	29	37	(44)	(7)

Total interest-earning assets	318	49	367	428	495	923

Interest-bearing liabilities:
NOW accounts	—	—	—	1	(1)	—
Regular savings and demand club accounts	1	28	29	1	73	74
Money market accounts	161	141	302	227	211	438
Certificates of deposit and retirement accounts	10	(104)	(94)	(31)	(273)	(304)
Total deposits	172	65	237	198	10	208

FHLB borrowings	23	(33)	(10)	68	13	81

Total interest-bearing liabilities	195	(34)	227	266	25	289

Change in net interest income	$123	$83	$140	$162	$470	$634

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

Net Income. Net income of $185,000 was recorded for the three months ended September 30, 2025, a decrease of $143,000, or 43.6%, as compared to net income of $328,000 for the three months ended September 30, 2024. The decrease in net income was attributable to a $269,000 increase in non-interest expense and a $80,000 increase in provision for credit losses on loans during the three months ended September 30, 2025, partially offset by a $137,000 increase in net interest income, a $64,000 increase in non-interest income, and a $5,000 decrease in income tax expense.

Interest Income. Interest income increased by $365,000, or 10.7%, for the three months ended September 30, 2025, to $3.8 million as compared to $3.4 million for the three months ended September 30, 2024 primarily due to increases in loan interest income and interest and dividend income earned on the available-for-sale securities portfolio.

Loan interest income increased by $139,000, or 4.6%, to $3.1 million for the three months ended September 30, 2025 as compared to $3.0 million for the three months ended September 30, 2024. The increase was due to an $8.0 million, or 3.9%, increase in the average balance of the loan portfolio to $213.5 million for the three months ended September 30, 2025 from $205.5 million for the three months ended September 30, 2024. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate loans, partially offset by loan repayments and one- to four-family residential real estate loan sales. The average yield earned on the loan portfolio increased by four basis points to 5.86% for the three months ended September

30, 2025 from 5.82% for the three months ended September 30, 2024, primarily due to originations of higher yielding commercial real estate and commercial and industrial loans.

Interest income earned on the available-for-sale securities portfolio increased by $210,000, or 75.3%, to $489,000 for the three months ended September 30, 2025 as compared to $279,000 for the three months ended September 30, 2024. The increase was primarily attributable to a $19.7 million, or 50.5%, increase in the average balance of the available-for-sale securities portfolio to $58.7 million for the three months ended September 30, 2025 as compared to $39.0 million for the three months ended September 30, 2024. The increase in the average balance of available-for-sale securities was primarily attributable to the purchase of $12.0 million of securities during the three months ended September 30, 2025, as we deployed excess cash from increased deposits into liquid securities. The average yield earned on the available-for-sale securities portfolio increased by 47 basis points to 3.33% for the three months ended September 30, 2025 from 2.86% for the three months ended September 30, 2024, due to an increase in interest rates earned on the portfolio, resulting from purchases of higher-yielding securities.

Interest Expense. Interest expense increased $228,000, or 17.2%, to $1.6 million for the three months ended September 30, 2025 from $1.3 million for the three months ended September 30, 2024.

Interest expense on deposits increased $239,000, or 24.9%, to $1.2 million for the three months ended September 30, 2025 from $958,000 for the three months ended September 30, 2024.  The average interest rate paid on deposit accounts increased 10 basis points to 2.37% for the three months ended September 30, 2025 from 2.27% for the three months ended September 30, 2024, primarily due to a 68 basis points increase in interest paid on money market accounts, partially offset by a 65 basis points decrease in interest paid on certificate of deposit and retirement accounts. The average balance of deposits increased by $33.1 million, or 19.6%, to $201.8 million for the three months ended September 30, 2025 from $168.7 million for the three months ended September 30, 2024. The increase in the average balance of deposits was primarily attributable to a $1.1 million increase in the average balance of certificate of deposit and retirement accounts, a $26.7 million increase in the average balance of money market accounts, a $3.9 million increase in the average balance of regular savings and demand club deposits, and a $1.5 million increase in the average balance of NOW accounts.

Interest expense paid on FHLB and other borrowings decreased $11,000, or 3.0%, to $356,000 for the three months ended September 30, 2025 from $367,000 for the three months ended September 30, 2024. The decrease in the interest paid on borrowings was due to a 33 basis points decrease on the average interest rate paid on FHLB borrowings to 3.51% for the three months ended September 30, 2025 from 3.84% for the three months ended September 30, 2024, due to a decrease in interest rates. The average balance of FHLB borrowings increased $2.4 million, or 6.2%, to $40.6 million for the three months ended September 30, 2025 as compared to $38.2 million for the three months ended September 30, 2024 in order to fund loan growth.

Net Interest Income. Net interest income increased by $137,000, or 6.6%, to $2.2 million for the three months ended September 30, 2025 from $2.1 million for the three months ended September 30, 2024. Net interest rate spread decreased by 11 basis points to 2.69% for the three months ended September 30, 2025 as compared to 2.80% for the three months ended September 30, 2024, reflecting an 11 basis points decrease in the average yield on interest-earning assets. The net interest margin decreased by 19 basis points to 3.09% for the three months ended September 30, 2025 from 3.28% for the three months ended September 30, 2024. The decrease in the average yield on interest-earning assets was primarily due to decreases in dividends paid on FHLB stock and interest earned on other interest-earning assets over the past year. The average rate paid on interest-bearing liabilities remained unchanged at 2.56% for the three months ended September 30, 2025 and 2024.

Provision for Credit Losses. Based on management’s analysis of the allowance for credit losses described under “–Summary of Critical Accounting Policies and Critical Accounting Estimates” and in Note 2. Summary of Significant Accounting Policies of notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q, we recorded a provision for credit losses on loans of $80,000 for the three months ended September 30, 2025 as compared to no provision for credit losses on loans for the three month period ended September 30, 2024. The increased provision for the three months ended September 30, 2025 related to commercial loan growth. The allowance for credit losses on loans was $1.8 million at September 30, 2025, or 0.83%, of total loans outstanding, and $1.8 million, or 0.89% of total loans outstanding at December 31, 2024.

Non-Interest Income. Non-interest income increased by $64,000, or 12.1%, to $595,000 for the three months ended September 30, 2025 from $531,000 for the three months ended September 30, 2024. The increase was in part attributable to a $26,000 increase in fee income primarily due to our increased focus on core deposit growth, a $22,000 increase in earnings on bank-owned life insurance due to higher market interest rates, and a $12,000 increase in net gain on sale of residential mortgage loans during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Non-Interest Expense. Non-interest expense increased by $269,000, or 12.0%, to $2.5 million for the three months ended September 30, 2025 from $2.2 million for the three months ended September 30, 2024. Compensation and benefits increased by $138,000, or 11.2%, due to an increase in the number of employees as a result of opening a new branch office in Manlius, New York in June 2025.  Professional fees increased $46,000, or 82.1%, primarily due to increases in consulting, legal, and audit and accounting services in connection with becoming a public company. Core processing expense increased $45,000, or 11.5%, as a result of IT managed services. Premises and equipment expense increased by $30,000, or 16.0%, primarily due to the opening of the new Manlius branch office. The increase in non-interest expense was partially offset by a $13,000, or 14.9%, decrease in advertising expenses.

Income Tax Expense. Income tax expense decreased $5,000, or 11.4%, to $39,000 for the three months ended September 30, 2025 as compared to income tax expense of $44,000 for the three months ended September 30, 2024.  The decrease in income tax expense resulted from the decrease in income before taxes.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Net Income. Net income of $137,000 was recorded for the nine months ended September 30, 2025, a decrease of $473,000, or 77.5%, as compared to net income of $610,000 for the nine months ended September 30, 2024. The decrease in net income was primarily attributable to a $686,000 increase in provision for credit losses on loans and a $685,000 increase in non-interest expense, partially offset by a $631,000 increase in net interest income, a $206,000 increase in non-interest income, and a $61,000 decrease in income tax expense.

Interest Income. Interest income increased by $922,000, or 9.3%, for the nine months ended September 30, 2025, to $10.8 million as compared to $9.9 million for the nine months ended September 30, 2024 primarily due to an increase in loan interest income and interest and dividend income earned on the available for sale securities portfolio.

Loan interest income increased by $525,000, or 6.1%, to $9.2 million for the nine months ended September 30, 2025 as compared to $8.6 million for the nine months ended September 30, 2024. The increase was due to a $6.8 million, or 3.3%, increase in the average balance of the loan portfolio to $209.3 million for the nine months ended September 30, 2024 from $202.6 million for the nine months ended September 30, 2024. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate loans, partially offset by loan repayments and one- to four-family residential real estate loan sales. The average yield earned on the loan portfolio increased by 15 basis points to 5.83% for the nine months ended September 30, 2025 from 5.68% for the nine months ended September 30, 2024, primarily due to originations of higher yielding commercial real estate and commercial and industrial loans.

Interest income earned on the available-for-sale securities portfolio increased by $404,000, or 47.4%, to $1.3 million for the nine months ended September 30, 2025 as compared to $852,000 for the nine months ended September 30, 2024. The increase was primarily attributable to a $12.3 million, or 31.4%, increase in the average balance of the available-for-sale securities portfolio to $51.5 million for the nine months ended September 30, 2025 as compared to $39.2 million for the nine months ended September 30, 2024. The increase in the average balance of available for sale securities was primarily attributable to the purchase of $24.7 million of securities during the nine months ended September 30, 2025, as we deployed excess cash from increased deposits into liquid securities. The average yield earned on the available for sale securities portfolio increased by 35 basis points to 3.25% for the nine months ended September 30, 2025 from 2.90% for the nine months ended September 30, 2024, due to an increase in interest rates earned on the portfolio, resulting from purchases of higher-yielding securities.

Interest Expense. Interest expense increased by $291,000, or 7.4% to $4.2 million for the nine months ended September 30, 2025 from $3.9 million for the nine months ended September 30, 2024.

Interest expense on deposits increased by $210,000, or 7.2%, to $3.1 million for the nine months ended September 30, 2025 from $2.9 million for the nine months ended September 30, 2024.  The average balance of deposits increased by $20.0 million, or 11.8%, to $189.6 million for the nine months ended September 30, 2025 from $169.6 million for the nine months ended September 30, 2024. The increase in the average balance of deposits was primarily attributable to a $17.9 million increase in the average balance of money market accounts, a $2.1 million increase in the average balance of regular savings and demand club accounts, and a $1.6 million increase in the average balance of NOW accounts, partially offset by a $1.7 million decrease in the average balance of certificate of deposit and retirement accounts. The average interest rate paid on deposit accounts decreased by 10 basis points to 2.19% for the nine months ended September 30, 2025 from 2.29% for the nine months ended September 30, 2024, primarily due to a 53 basis points decrease in interest paid on certificate of deposit and retirement accounts and growth in lower cost core deposits.

Interest expense paid on FHLB and other borrowings increased $81,000, or 7.9%, to $1.1 million for the nine months ended September 30, 2025 from $1.0 million for the nine months ended September 30, 2024. The increase in the interest paid on borrowings was due to a $3.6 million, or 10.0%, increase in the average balance of FHLB borrowings to $39.3 million for the nine months ended September 30, 2025 as compared to $35.7 million for the nine months ended September 30, 2024, in order to fund loan growth. The average rate paid on borrowings decreased by seven basis points to 3.76% for the nine months ended September 30, 2025 from 3.83% for the nine months ended September 30, 2024, due to a decrease in borrowing costs.

Net Interest Income. Net interest income increased by $631,000, or 10.6% to $6.6 million for the nine months ended September 30, 2025 from $6.0 million for the nine months ended September 30, 2024. Net interest rate spread increased by 14 basis points to 2.83% for the nine months ended September 30, 2025 from 2.69% for the nine months ended September 30, 2024, reflecting a four basis points increase in the average yield on interest-earning assets and a 10 basis points decrease in the average rate paid on interest-bearing liabilities. The net interest margin increased by six basis points to 3.22% for the nine months ended September 30, 2025 from 3.16% for the nine months ended September 30, 2024. The increase in the average yield on interest-earning assets was primarily due to an increase in higher yield loans over the past year. The decrease in the average rate paid on interest-bearing liabilities was due to our continued focus on obtaining lower cost core deposits.

Provision for Credit Losses. Based on management’s analysis of the allowance for credit losses described under “–Summary of Critical Accounting Policies and Critical Accounting Estimates” and in Note 2. Summary of Significant Accounting Policies of notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q, we recorded a provision for credit losses on loans of $701,000 during the nine months ended September 30, 2025, as compared to a $15,000 provision for credit losses on loans being recorded during the nine month period ended September 30, 2024. The increased provision for the nine months ended September 30, 2025 related to one borrowing relationship consisting of three loans, including two commercial and industrial loans and a commercial real estate loan. At September 30, 2025, the two commercial and industrial loans totaling $599,000 were fully charged off and the commercial real estate loan with a balance of $454,000 was fully paid off. The allowance for credit losses on loans was $1.8 million at September 30, 2025, or 0.83%, of total loans outstanding, and $1.8 million, or 0.89%, of total loans outstanding at December 31, 2024.

Non-Interest Income. Non-interest income increased by $206,000, or 14.7%, to $1.6 million for the nine months ended September 30, 2025 from $1.4 million for the nine months ended September 30, 2024. The increase was primarily attributable to a $56,000 increase in fee income primarily due to our increased focus on core deposit growth, a $55,000 increase in net gain on sale of residential mortgage loans, a $52,000 increase in earnings on bank-owned life insurance due to higher market interest rates, and a $42,000 increase in income earned from financial services and retirement planning income generated by our subsidiary Financial Quest.

Non-Interest Expense. Non-interest expense increased by $685,000, or 10.3%, to $7.3 million for the nine months ended September 30, 2025 from $6.6 million for the nine months ended September 30, 2024. Compensation and benefits expense increased by $416,000, or 11.5%, due to an increase in the number of employees as a result of opening a new branch office in Manlius, New York in June 2025 and due to annual salary increases and increases in benefit expenses. Premises and equipment expense increased by $94,000, or 16.5%, to $662,000 for the nine months ended September 30, 2025 from $568,000 for the nine months ended September 30, 2024 primarily due to the opening of a new branch office in Manlius, New York. Professional fees increased by $78,000, or 41.7%, to $265,000 for the nine months ended September 30, 2025 from $187,000 for the nine months ended September 30, 2024 due to increases in consulting, legal and audit and accounting services as a result of becoming a public company. Other expense increased $73,000, or 12.7%, due to an increase in FDIC insurance and subscription due and memberships of $15,000.

Income Tax Expense. We recorded income tax expense of $33,000 for the nine months ended September 30, 2025, a decrease of $61,000, or 64.9%, as compared to income tax expense of $94,000 for the nine months ended September 30, 2024.  The decrease in income tax expense resulted from the decrease in income before taxes.

Financial Position and Results of Operations of Our Wealth Management Business Segment

We conduct our business through two business segments: (1) our banking business segment, which primarily involves the delivery of loan and deposit products to our customers through Seneca Savings Bank, National Association (the “Bank”) and generates net interest income and service fees, and (2) our wealth management business segment, which includes investment management services for individuals and institutions offered through Financial Quest and provides commission income from 401(k) plan management and brokered accounts.

The following tables present the statements of income and total assets for our reportable business segments at or for the periods indicated:

	At or for the Three Months Ended September 30,
	2025			2024
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net interest income	$2,226	$—	$2,226	$2,089	$—	$2,089
Non-interest income	342	253	595	279	252	531
Provision for credit losses on loans	80	—	80	—	—	—
Provision for credit losses on investments	—	—	—	—	—	—
Non-interest expense	2,315	202	2,517	2,076	172	2,248
(Benefit) provision for income taxes	39	—	39	44	—	44
Net (loss) income	$134	$51	$185	$248	$80	$328
Assets under management (AUM) (market value) (1)	$—	$256,580	$256,580	$—	$234,050	$234,050
Total assets	$315,280	$1,178	$316,458	$267,383	$1,284	$268,667

	At or for the Nine Months Ended September 30,
	2025			2024
		Wealth	Total		Wealth	Total
	Banking	Management	Segments	Banking	Management	Segments

	(Dollars in thousands)
Net interest income	$6,585	$—	$6,585	$5,954	$—	$5,954
Non-interest income	879	733	1,612	715	691	1,406
Provision for credit losses on loans	701	—	701	15	—	15
Provision for credit losses on investments	—	—	—	—	—	—
Non-interest expense	6,770	556	7,326	6,144	497	6,641
(Benefit) provision for income taxes	33	—	33	94	—	94
Net (loss) income	$(40)	$177	$137	$416	$194	$610
Assets under management (AUM) (market value) (1)	$—	$256,580	$256,580	$—	$234,050	$234,050
Total assets	$315,280	$1,178	$316,458	$267,383	$1,284	$268,667
(1)	Assets under management represents customer assets managed by Financial Quest, and not assets of Financial Quest or the Bank.

Comparison at or for the three months ended September 30, 2025 and 2024.  The market value of assets under management was $256.6 million at September 30, 2025 compared to $234.1 million at September 30, 2024. This increase was due to continued organic acquisition of new assets under management combined with an increase in the market value of assets under management.

Income related to our wealth management business segment, which we record as non-interest income, increased $1,000, or 0.4%, to $253,000 for the three months ended September 30, 2025 compared to $252,000 for the three months ended September 30, 2024. The increase was mainly due to the impact of movement in equity markets and the interest rate environment during the three months ended September 30, 2025 as compared to the same prior year period.

Expenses related to our wealth management business segment, which we record as non-interest expense, increased $30,000, or 17.4%, to $202,000 for the three months ended September 30, 2025 compared to $172,000 for the three months ended September 30, 2024. The increase was due to the continued growth in our operations and an increase in compensation expense.

Comparison at or for the nine months ended September 30, 2025 and 2024.  The market value of assets under management was $256.6 million at September 30, 2025 compared to $234.1 million at September 30, 2024. This increase was due to continued organic acquisition of new assets under management combined with an increase in the market value of assets under management.

Income related to our wealth management business segment, which we record as non-interest income, increased $42,000, or 6.1%, to $733,000 for the nine months ended September 30, 2025 compared to $691,000 for the nine months ended September 30, 2024. The increase was mainly due to the impact of movement in equity markets and the interest rate environment during the nine months ended September 30, 2025 as compared to the same prior year period.

Expenses related to our wealth management business segment, which we record as non-interest expense, increased $59,000, or 11.9%, to $556,000 for the nine months ended September 30, 2025 compared to $497,000 for the nine months ended September 30, 2024. The increase was due to the continued growth in our operations and an increase in  compensation expense.

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

Loans modified for borrowers experiencing financial difficulties occur when we grant borrowers favorable loan modifications that we would not consider but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions typically include a modification of loan terms such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date, or possibly a partial forgiveness of the principal amount due. We identify loans for potential modifications related to borrowers experiencing financial difficulty primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. We did not modify any loans to borrowers experiencing financial difficulty in the three or nine months ended September 30, 2025. We closely monitor the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the three or nine months ended September 30, 2025 and all such loans were current as of September 30, 2025.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,	At December 31,
	2025	2024

	(Dollars in thousands)

Non-accrual loans:
Residential:
One- to four-family	$540	$369
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	42	46
Consumer and other	—	—
Total non-accrual loans	582	415

Accruing loans 90 days or more past due:
Residential:
One- to four-family	—	—
Home equity loans and lines of credit	32	32
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans 90 days or more past due	32	32

Total non-performing loans	614	447

Real estate owned	—	—
Other non-performing assets	459	459

Total non-performing assets	$1,073	$904

Ratios:
Total non-performing loans to total loans	0.29%	0.22%
Total non-performing loans to total assets	0.19%	0.16%
Total non-performing assets to total assets	0.34%	0.32%

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of September 30, 2025 and December 31, 2024. Generally loans 90 days or more past due are placed on non-accrual status and classified “substandard.” All loans 60 days past due are classified “special mention.”

	At September 30,	At December 31,
	2025	2024

	(In thousands)

Substandard	$2,856	$3,249
Doubtful	—	—
Loss	—	—
Total Classified Assets	$2,856	$3,249
Special Mention	$1,130	$—

At September 30, 2025, a loan relationship consisting of one commercial real estate loan totaling $735 thousand was downgraded to substandard, offset by four substandard loans that were paid off during the third quarter of 2025, resulting in a decrease of substandard loans by $393 thousand compared to December 31, 2024.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Nine Months Ended September 30,
	2025	2024

	(Dollars in thousands)

Balance at beginning of period	$1,804	$2,045

Charge-offs:
Residential:
One- to four-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	(679)	(78)
Consumer and other	(39)	(12)
Total charge-offs	(718)	(90)

Recoveries:
Residential:
One- to four-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	2	—
Consumer and other	5	—
Total recoveries	7	—

Net charge-offs	(711)	(90)
Provision (reversal) for credit losses on loans	701	15

Balance of allowance at end of period	$1,794	$1,970

Net (charge-offs) recoveries to average loans outstanding during period (annualized)	(0.45)%	(0.06)%
Allowance for credit losses on loans to non-accrual loans at end of period	308.25%	718.98%
Non-accrual loans to total loans outstanding at end of period	0.27%	0.14%
Allowance for credit losses on loans to total loans outstanding at end of period	0.83%	0.98%

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

	For the Nine Months Ended September 30,
	2025	2024

Net (charge-offs) recoveries to average loans outstanding during the period by loan type (annualized):
Residential:
One- to four-family	0.00%	0.00%
Home equity loans and lines of credit	0.00%	0.00%
Construction	0.00%	0.00%
Commercial real estate	0.00%	0.00%
Commercial and industrial	(0.43)%	(0.05)%
Consumer and other	(0.02)%	(0.01)%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities and sales of securities. We also are able to borrow from the FHLB of New York. At September 30, 2025, we had an $80.4 million line of credit with the FHLB of New York, a $4.0 million line of credit with Zions Bank, and a $4.0 million line of credit with Pacific Coast Bankers Bank (“PCBB”). At September 30, 2025, we had outstanding borrowings of $40.6 million from the FHLB of New York. We did not borrow against the line of credit with Zions Bank or PCBB during the three or nine months ended September 30, 2025. We also have the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $14.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, had a total market value of $57.0 million at September 30, 2025.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLB of New York advances and other liquidity sources. We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. Certificates of deposit due within twelve months of September 30, 2025 totaled $44.4 million, or 18.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have obtained an irrevocable letter of credit with the FHLB of New York to collateralize New York state deposits for the New York Banking Development District program. The Banking Development District program through incentives encourages banks to open branches in communities that are underserved in banking services. New York State has deposited a below-market rate certificate of deposit in our Bridgeport office, located in Madison County. The Bank in turn makes loans to small businesses located in the market area with the proceeds.

We do not anticipate any material capital expenditures in 2025 other than remaining construction commitments of $324,000 as of September 30, 2025 for our newly remodeled Liverpool branch. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above.

At September 30, 2025, we exceeded all of our regulatory capital requirements, and we were categorized as “well capitalized” at September 30, 2025, including applicable grace periods. Management is not aware of any conditions or events since September 30, 2025 that would change our categorization. See Note 12. Regulatory Capital Requirements of the notes to our consolidated financial statements for more information.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet items include loan commitments as described in Note 11. Commitments and Contingencies of the notes to our consolidated financial statements. At September 30, 2025, we had loan commitments to borrowers of approximately $883,000 and overdraft lines of credit, unused home equity lines of credit, unused commercial lines of credit, and commercial and standby letters of credit of approximately $28.5 million. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. The allowance for credit losses on unfunded loan commitments was immaterial at September 30, 2025.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting.  During the quarter ended September 30, 2025, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

At September 30, 2025, the Bank was subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on Seneca Savings’ or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2025, Seneca Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the Conversion and Seneca Bancorp, Inc. stock offering. The Registration Statement (File No. 333-288044) was declared effective by the Securities and Exchange Commission on August 12, 2025. Seneca Bancorp, Inc. registered 1,388,625 shares of its common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $13.9 million. The stock offering commenced on August 22, 2025, and was completed on October 15, 2025. Keefe, Bruyette & Woods, Inc. (“KBW”) was engaged to assist in the marketing of the common stock and for records management services. KBW received a fee of $425 thousand for its services and was reimbursed approximately $133 thousand for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $10.4 million, through the sale of 1,044,858 shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $2.4 million. Net proceeds of the offering were approximately $8.0 million. The Company contributed approximately $4.0 million of the net proceeds to the Bank and retained approximately $4.0 million of the net offering proceeds. The net proceeds contributed to the Bank have been held as cash and invested in short-term instruments and loans. The net proceeds retained by the Company have been deposited with the Bank.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA BANCORP, INC.

Date: November 14, 2025	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer
(Duly Authorized Representative and Principal Executive Officer)

Date: November 14, 2025	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)