Form 10-K
period 2025-12-31
Seneca Bancorp, Inc.
filed 2026-03-30
CIK 2072421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-56790

(Commission File Number)

SENECA BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland (Jurisdiction of Incorporation)	39-4029114 (I.R.S. Employer Identification No.)	(315) 638-0233 (Registrant’s telephone number)
35 Oswego Street Baldwinsville, New York 13027 (Address and postal code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2025, there were no publicly issued shares of common stock, as such, there was no market value.

The number of shares of outstanding common stock as of March 27, 2026 was 1,800,141.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of the Annual Report on Form 10-K.

SENECA BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this annual report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	inflation, tariffs and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets, including our ability to sell loans in the secondary market;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

ii

●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk in the current economic environment;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	any future FDIC insurance premium increases or special assessments may adversely affect our earnings;
●	our ability to prevent or mitigate fraudulent activity;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	political instability or civil unrest;
●	acts of war or terrorism or public health emergencies such as the COVID-19 pandemic;
●	our ability to control operating costs and expenses, including compensation expense associated with equity allocated or awarded to our employees;
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
●	our inability to sell our foreclosed assets, net at an amount equal to or greater than the carrying amount.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

iii

PART I

Item 1. Business

Seneca Bancorp, Inc.

Seneca Bancorp, Inc. (“Seneca Bancorp”; the “Company”; “we”; “our”) is a Maryland corporation that was incorporated in June 2025 to become the registered bank holding company for Seneca Savings Bank, National Association (“Seneca Savings Bank” or the “Bank”) upon the conversion of Seneca Financial MHC (the “Mutual Holding Company”), a federally chartered mutual holding company, from the mutual-to-stock form of organization, which occurred on October 15, 2025 (the “Conversion”). The Company sold 1,044,858 shares of common stock, par value $0.01 per share, at a price of $10.00 per share, for gross proceeds of approximately $10.4 million. Shares of the Company’s common stock began being quoted on the OTCQX Market on October 16, 2025 under the trading symbol “SNNF.”

The Company is the successor corporation to Seneca Financial Corp., the former federally chartered mid-tier stock holding company, which was formed in connection with the conversion of Seneca Savings Bank into the mutual holding company form of organization in October 2017, which in turn was a subsidiary of the Mutual Holding Company, which owned a majority of Seneca Financial Corp.’s outstanding common stock.

Upon completion of the Conversion, the outstanding shares of Seneca Financial Corp.’s common stock owned by stockholders other than the Mutual Holding Company were converted into shares of Seneca Bancorp common stock based on an exchange ratio of 0.9684 of a share of Seneca Bancorp common stock for each share of Seneca Financial Corp.’s common stock, so that Seneca Financial Corp.’s existing public stockholders owned approximately the same percentage of Seneca Bancorp’s common stock upon completion of the Conversion as they owned of Seneca Financial Corp.’s common stock immediately prior to the Conversion. Cash was paid in lieu of fractional shares of Seneca Bancorp common stock at a rate of $10.00 per share.

We conduct our operations from our headquarters in Baldwinsville, New York, primarily through Seneca Savings Bank. The Company is the sole shareholder of Seneca Savings Bank, and as such, is a bank holding company subject to regulation and supervision by the Federal Reserve Board.

Seneca Savings Bank, National Association

Seneca Savings Bank is a national bank headquartered in Baldwinsville, New York. Seneca Savings Bank was originally chartered in 1928 as a New York-chartered mutual savings and loan association under the name “The Baldwinsville Savings & Loan Association.” In 1936, we converted to a federal charter. Following completion of our mutual holding company reorganization in October 2017, the association’s legal name became “Seneca Savings.” Upon completion of the mutual-to-stock conversion in October 2025, Seneca Savings converted its charter from that of a federal savings association to that of a national bank and was renamed “Seneca Savings Bank, National Association.”

Our primary market area currently consists of Onondaga County, New York and the contiguous counties in central New York. We conduct our business from our main office and four branch offices. All of our banking offices are located in Onondaga and Madison Counties, which are northwest and northeast, respectively, of Syracuse, New York. In 2025, we purchased a 1.2-acre parcel of land in Camillus, New York. We currently expect to construct a full-service branch with drive-through on this land and open the branch in early 2027. Additionally, in 2024, we purchased 2.5 acres of land in Clay, New York, directly across from the future site of the Micron Technology, Inc. semiconductor fabrication facility, where we intend to establish a branch office. We anticipate developing this property in 2028, consistent with the extended timeline for construction of the Micron facility.

Our business consists primarily of taking deposits from the general public and, historically, investing those deposits, along with funds generated from operations and borrowings, in commercial real estate loans, commercial and industrial loans, home equity lines of credit, one- to four-family residential real estate loans (currently primarily originated for sale), and, to a lesser extent, consumer loans and residential construction loans. Subject to market conditions, we expect to continue our focus on originating commercial real estate loans and commercial and industrial loans in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We plan to sell in the secondary market the majority of the fixed-rate conforming one- to four-family residential real estate loans that we originate with terms of 20 years or greater. Our subsidiary, Financial Quest, offers employee benefit plan consulting services, asset management services, and tax and financial planning services. Financial Quest has dedicated investment advisors who evaluate the needs of both retail and retirement plan clients to determine suitable investment solutions to meet their short and long-term wealth management goals. We also invest in securities, which have historically consisted primarily of mortgage-backed securities issued by U.S. government sponsored enterprises, municipal securities, corporate bonds and FHLB of New York stock. We offer a variety of deposit accounts, including demand accounts, NOW accounts, savings accounts, money market accounts and certificate of deposit accounts. Additionally, following Seneca Savings Bank’s charter conversion to a national association, we are able to attract and accept municipal deposits from New York municipalities, which we believe will promote deposit growth and enhance our low-cost deposit base.

Our executive office is located at 35 Oswego Street, Baldwinsville, New York 13027, and our telephone number at this address is (315) 638-0233. Our website address is www.senecasavings.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our primary market area currently consists of Onondaga County, New York and the contiguous counties in central New York. We conduct our business from our main office and four branch offices. All of our banking offices are located in Onondaga and Madison Counties, which are northwest and northeast, respectively, of Syracuse, New York. Onondaga and Madison Counties in central New York represent our primary geographic market area for deposits, while we make loans in Onondaga and Madison Counties and the contiguous counties, including the New York counties of Cayuga, Cortland, Oneida and Oswego.

Baldwinsville, New York is a village located in Onondaga County and is 15 miles northwest of Syracuse, New York. As of July 1, 2024, Baldwinsville had an estimated population of 7,662 and an estimated median household income of $80,104 as of 2023. As of 2025, Onondaga County’s total population was estimated at 465,521. The unemployment rate in March 2025 for Onondaga County was 3.6%, compared to 4.1% for the State of New York and 4.2% for the United States. The median household income in Onondaga County in 2023 was approximately $74,740, which is lower than the 2023 New York state median of $84,578 and the national median household income of $78,538 in 2023.

Anheuser-Busch, the world’s largest beer maker, has a plant on a 370-acre site located in Baldwinsville. We view Onondaga County, which is part of the Syracuse, New York Metropolitan Statistical Area and is more populous than the other contiguous counties, as a primary area for growth, particularly for commercial lending and deposit areas. Onondaga County includes a high concentration of office, medical, retail, industrial, mixed use and multi-family real estate buildings and businesses. Other large employers in Onondaga County include Carrier Corporation, Lockheed Martin, Syracuse University, Upstate University Health System and St. Joseph’s Hospital Health Center. There were approximately 8,393 businesses operating in Onondaga County in 2022.

In 2025, we purchased a 1.2-acre parcel of land in Camillus, New York. We currently expect to construct a full-service branch with drive-through on this land and open the branch in early 2027. Additionally, in 2024, we purchased 2.5 acres of land in Clay, New York, directly across from the future site of the Micron Technology, Inc. semiconductor fabrication facility, where we intend to establish a branch office. Micron Technology, Inc. is the world’s fourth-largest semiconductor company and plans to invest $100 billion to build the largest semiconductor fabrication facility in the United States in the town of Clay. The facility is anticipated to create 50,000 New York jobs. This strategic investment positions us to support the economic growth expected in the region and to provide financial solutions to businesses and families as this transformative development takes shape. We anticipate developing this property in 2028, consistent with the extended timeline for construction of the Micron facility.

As of 2025, Madison County’s total population was estimated at 66,698. Madison County is a predominantly rural agricultural community. Other significant industries include education, healthcare and manufacturing. Top employers include Colgate University. The unemployment rate in March 2025 for Madison County was 4.4%, compared to 4.1% for the State of New York and 4.2% for the United States. The median household income in Madison County in 2023 was approximately $73,141 which is lower than the 2023 New York state median of $84,578 and the national median household income of $78,538 in 2023.

We believe that we have developed products and services that will meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area. Marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and developing new, profitable business relationships. Our proximity to Syracuse provides us access to a relatively large population for our products and services.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money centers and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds, insurance companies, securities and brokerage firms, and online banks. As of June 30, 2025 (the most recent date for which data is available), our market share of deposits represented 1.62% of Federal Deposit Insurance Corporation-insured deposits in Onondaga County, ranking us 11th in market share of deposits out of 14 institutions operating in the county. As of June 30, 2025, our market share in Madison County represented 2.45% of Federal Deposit Insurance Corporation-insured deposits, ranking us 6th out of six institutions operating in the county.

Lending Activities

General. Our historical principal lending activity has been originating one- to four-family residential real estate loans, however, more recently, we have focused on increasing our commercial real estate and commercial and industrial loans. To a lesser extent, we also originate consumer loans, home equity lines of credit, and residential construction loans. Our strategic plan continues to focus on commercial lending. We intend to increase our commercial real estate and commercial and industrial lending in an effort to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. Our commercial lending efforts focus on the small- to medium-sized business market, targeting locally owned and operated borrowers in our primary market area with $1.0 million to $10.0 million in annual revenues and one to 100 employees who are seeking loans between $200,000 to $1.0 million. We focus primarily on commercial real estate loans and on commercial and industrial loans in our market area. As part of the commercial loan strategy, we will seek to use our commercial relationships to grow our commercial transactional deposit accounts.

We generally retain in our portfolio adjustable-rate or shorter-term fixed-rate residential real estate mortgage loans. We regularly sell a portion of our fixed-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income. Loans that we sell into the secondary market consist of long-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primarily sell to the FHLB of New York’s Mortgage Asset Program and Freddie Mac. These loans are sold without recourse. We generally retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell.

In 2024, we began offering limited financial products and services to the cannabis industry. As of December 31, 2025, we had one commercial real estate loan to a cannabis-related business totaling $1.5 million, subject to our general concentration of credit limitations. Primarily, we anticipate making commercial real estate loans to cannabis-related businesses. We would also consider making commercial loans such as equipment loans to such borrowers, so long as they were secured by readily salable collateral, such as delivery trucks. Currently, we do not intend to provide lines of credit to such customers.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated. We had no loans held for sale at December 31, 2025 or December 31, 2024, respectively.

	At December 31,
	2025		2024
(Dollars in thousands)	Amount	Percent	Amount	Percent

Residential:
One- to four-family	$93,006	41.0%	$101,236	49.9%
Construction	3,196	1.4	1,288	0.6
Home equity loans and lines of credit	15,921	7.0	11,916	5.9
Commercial real estate	87,954	38.8	59,505	29.4
Commercial and industrial	22,243	9.8	23,411	11.5
Consumer and other	4,349	1.9	5,339	2.6

Total loans receivable	226,669	100.0%	202,695	100.0%

Deferred loan costs	1,276		1,538
Allowance for credit losses on loans	(1,915)		(1,804)

Total loans receivable, net	$226,030		$202,429

Loan Portfolio Maturities. The following table summarizes the contractual maturities of our gross loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

			Home
			equity
	One- to		loans and		Commercial	Consumer
	four-		lines of	Commercial	and	and
(In thousands)	family	Construction	credit	real estate	industrial	other	Total

Amounts due in:
One year or less	$40	$3,196	$—	$—	$396	$1,329	$4,961
After one through five years	1,524	—	357	965	9,720	2,396	14,962
After five through 15 years	16,294	—	394	27,655	5,481	624	50,448
More than 15 years	75,148	—	15,170	59,334	6,646	—	156,298

Total	$93,006	$3,196	$15,921	$87,954	$22,243	$4,349	$226,669

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
(In thousands)	Fixed	Adjustable	Total

Residential:
One- to four-family	$92,825	$141	$92,966
Home equity loans and lines of credit	975	14,946	15,921
Commercial real estate	2,138	85,816	87,954
Commercial and industrial	12,927	8,920	21,847
Consumer and other	3,020	—	3,020
Total	$111,885	$109,823	$221,708

Commercial Real Estate Loans. In recent years, we have increased our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities, motels and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2025, we had $88.0 million in commercial real estate loans, representing 38.8% of our total loan portfolio. This amount included $10.0 million of multi-family residential real estate loans. At December 31, 2025, we had $60.9 million in non-owner occupied commercial real estate loans (excluding multi-family residential real estate loans). At December 31, 2025, our commercial real estate loans had an average balance of $325,613.

We generally originate adjustable-rate commercial real estate loans with maximum terms of up to 25 years. Adjustable-rate commercial real estate loans are tied to the five-year FHLB of New York advance rate plus a margin, subject to an interest rate floor. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%. All of our commercial real estate loans are subject to our underwriting procedures and guidelines. At December 31, 2025, our largest commercial real estate loan totaled $2.4 million and was secured by a shopping plaza located in Rochester, New York. At December 31, 2025, this loan was performing in accordance with its terms.

The following table presents our commercial real estate loan portfolio by industry sector at December 31, 2025:

	Loans by Industry Sector
	At December 31,
	2025	Percentage of
	Balance	Total

	(Dollars in thousands)
Commercial real estate loans:
Lessors of residential buildings and dwellings	$17,038	19.37%
Accommodation and food services	11,879	13.51%
Lessors of other real estate property	7,038	8.00%
Lessors of nonresidential buildings (except mini-warehouses)	7,007	7.97%
Retail trade	6,061	6.89%
Shopping plazas	6,048	6.88%
Arts, entertainment, and recreation	6,023	6.85%
Nonresidential property managers	4,322	4.91%
Landscaping Services	4,309	4.90%
Offices of real estate agents & brokers	3,761	4.28%
Lessors of miniwarehouse and self-storage units	2,910	3.31%
Personal care services	2,542	2.89%
Construction	1,944	2.21%
Manufacturing	1,918	2.18%
Other	1,559	1.77%
Other activities related to real estate	1,449	1.65%
Emergency and other relief services	1,166	1.33%
Offices of other holding companies	915	1.04%
All other professional, scientific, and technical services	65	0.07%

Total commercial real estate loans	$87,954	100.00%

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property. All commercial real estate loans are generally appraised by outside independent appraisers approved by the Board of Directors. Personal guarantees are obtained from commercial real estate borrowers.

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

One- to Four-Family Residential Real Estate Lending. At December 31, 2025, $93.0 million, or 41.0%, of our total loan portfolio consisted of one- to four-family residential real estate mortgage loans. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate mortgage loans with maturities of up to 30 years and maximum loan amounts generally of up to $807,000. Our adjustable-rate mortgage loans provide an initial fixed interest rate for one, five, seven or ten years and then adjust annually thereafter. They amortize over a period of up to 30 years.

One- to four-family residential real estate mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2025 was $806,500 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At December 31, 2025, we had two jumbo loans totaling $1.9 million. For first mortgage loans with loan-to-value ratios in excess of 80%, we require private mortgage insurance. We do not have any loans in our loan portfolio that are considered sub-prime, or Alt-A. At December 31, 2025, we had $10.7 million in non-owner occupied one- to four-family residential real estate mortgage loans.

We currently offer several adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from one year to ten years. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of our traditional adjustable-rate mortgage loans with initial fixed-rate periods of one, five, seven or ten years have initial and periodic caps of two percentage points on interest rate changes, with a cap of six percentage points for the life of the loan. Many of the borrowers who select these loans have shorter-term credit needs than those who select long-term, fixed-rate mortgage loans. We do not offer “Option ARM” loans, where borrowers can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. At December 31, 2025, we had $141,000 in adjustable-rate one- to four-family residential real estate mortgage loans.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default.

We require title insurance on all of our one- to four-family residential real estate mortgage loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. A majority of our residential real estate mortgage loans have a mortgage escrow account from which disbursements are made for real estate taxes and flood insurance. We do not conduct environmental testing on residential real estate mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan. If we identify an environmental problem on land that will secure a loan, the environmental hazard must be remediated before the closing of the loan.

Residential Construction Loans. We make construction loans, primarily to individuals for the construction of their primary residences and to contractors and builders of single-family homes. At December 31, 2025, our construction loans totaled $3.2 million, representing 1.4% of our total loan portfolio. At that date, we also had $1.3 million of construction loans in process. At December 31, 2025, all of our single-family construction loans were to individuals.

Most of our residential construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to six months. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Construction loans generally can be made with a maximum loan-to-value ratio of 90% of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser and title insurance. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the loan.

Home Equity Lines of Credit and Loans. In addition to traditional one- to four-family residential mortgage loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2025, we had $15.9 million, or 7.0% of our total loan portfolio, in home equity lines of credit and home equity loans. Home equity lines of credit totaled $15.9 million at December 31, 2025. At that date we also had $15.0 million of unused commitments related to home equity lines of credit. Home equity loans totaled $914,000 at December 31, 2025. We resumed making home equity loans in 2024, after having ceased originations in 2015.

Home equity lines of credit and home equity loans are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80% (or 90% if we hold the first mortgage) when combined with the principal balance of the existing first mortgage loan. Our home equity lines of credit are originated with adjustable-rates based on the prime rate of interest and require interest paid monthly with terms of up to 25 years. For the first ten years during the draw period only interest is required to be paid. Home equity lines of credit are generally available in amounts between $50,000 and $200,000.

Home equity lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At December 31, 2025, $59,000 of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Commercial and Industrial Loans. We make commercial and industrial loans, primarily in our market area, to a variety of professionals, sole proprietorships and small businesses. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2025, commercial and industrial loans were $22.2 million, or 9.8% of our total loan portfolio. As part of our relationship- driven focus, we encourage our commercial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and margin.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either adjustable or fixed rates of interest. Adjustable rates and fixed rates are based on the prime rate as published in The Wall Street Journal, plus a margin. We are focusing our efforts on experienced, growing small- to medium-sized, privately-held companies with solid historical and projected cash flow that operate in our market areas.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. The debt service coverage ratio (the ratio of net operating income to debt service) must generally be at least 120% of the monthly debt service. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and are supported by personal guarantees. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts of up to 75% of the value of the collateral securing the loan, or 90% of the value on new equipment purchases. We generally do not make unsecured commercial and industrial loans.

Commercial and industrial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2025, our largest commercial and industrial loan was a $2.0 million loan to an excavating company. This loan was performing according to its original terms at December 31, 2025.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans generally consist of loans secured by investment or deposit accounts, loans on new and used automobiles and unsecured personal loans. At December 31, 2025, consumer and other loans were $4.3 million, or 1.9% of our total loan portfolio. The largest portion of our consumer loan portfolio was consumer secured loans, generally secured by investment accounts or deposits, which totaled $2.9 million at December 31, 2025.

Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Originations, Purchases and Sales of Loans

Lending activities are conducted by our loan personnel operating at our main and branch office locations. We also obtain referrals from existing or past customers and from real estate brokers, builders and attorneys. All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate Freddie Mac underwriting guidelines to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

We have occasionally purchased whole loans from third parties, including loans for manufactured homes, loans made to healthcare providers through BHG Financial LLC, and loans from Home HeadQuarters, Inc., a local non-profit housing and community development organization. Additionally, from time to time, we may purchase or sell participation interests in loans. We underwrite our participation interest in the loan that we are purchasing according to our own underwriting criteria and procedures. At December 31, 2025, we had $18.1 million of whole loans and $9.3 million of loan participation interests that we had purchased, and at that date, we had no loans for which we had sold participation interests.

We regularly sell a portion of our fixed-rate one- to four-family residential real estate loans into the secondary market in order to manage the duration and time to repricing of our loan portfolio, and to generate fee income. Loans that we sell into the secondary market consist of long-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primarily sell to the FHLB of New York’s Mortgage Asset Program and Freddie Mac. We sold mortgage loans totaling $8.2 million and recorded related income of $136,000 during the year ended December 31, 2025. These loans are sold without recourse. We generally retain the servicing rights on all conforming fixed-rate residential mortgage loans that we sell. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremediated defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Seneca Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Seneca Savings Bank’s unimpaired capital and surplus (or 25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2025, based on the 15% limitation, Seneca Savings Bank’s loans-to-one-borrower limit was approximately $4.9 million. Seneca Savings Bank’s internal limit at December 31, 2025 was $3.5 million. On the same date, Seneca Savings Bank had no borrowers with outstanding balances in excess of this amount. At December 31, 2025, our largest loan relationship with one borrower was for $2.0 million, which was secured by excavating equipment, and the underlying loan was performing in accordance with its terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

Residential mortgage loans up to $350,000 may be approved individually by loan officers, our President and Chief Executive Officer, and the Senior Vice President of Commercial Lending. Any two loan officers, one of whom must be an executive officer, may approve retail loans up to the secondary market maximum loan limit (currently $806,500). Residential loans up to $999,000 must be approved by our junior loan committee, while loans over $999,000 must be approved by our senior loan committee and loans over $1.75 million generally must be approved by the Board of Directors. Our junior loan committee consists of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Senior Vice President of Commercial Lending, Senior Vice President of Retail Banking, Senior Vice President of Operations and six other employees. Our senior loan committee consists of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Senior Vice President of Commercial Lending, and at least two outside board members.

Commercial loans up to $100,000 may be approved by commercial loan officers and up to $200,000 by the Senior Vice President of Commercial Lending and Vice President–Commercial Loan Officer. The President and Chief Executive Officer has individual authority to approve a commercial loan up to $250,000. Any two of our President and Chief Executive Officer, Senior Vice President of Commercial Lending and Vice President of Commercial lending can combine their authority to approve commercial loans up to $500,000. Our junior loan committee can approve commercial loans up to $999,000, while loans over $999,000 must be approved by our senior loan committee. Commercial loans in excess of $1.75 million generally require the approval of our board of directors.

We require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures. System-generated late notices are mailed to borrowers after the late payment “grace period,” which is 15 days in the case of all loans secured by residential or commercial real estate and 10 days in the case of commercial and industrial and most consumer loans. A second notice will be mailed to borrowers if the loan remains past due after 30 days, and we attempt to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, we will have our attorneys issue a demand letter. The demand letter will require the borrowers to bring the loan current within 30 days in order to avoid the beginning of foreclosure proceedings for loans secured by real estate. A report of all loans 30 days or more past due is provided to the Board of Directors monthly.

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

Loans modified for borrowers experiencing financial difficulties occur when we grant borrowers favorable loan modifications that we would not consider but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions typically include a modification of loan terms such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date, or possibly a partial forgiveness of the principal amount due. We identify loans for potential modifications related to borrowers experiencing financial difficulty primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. We did not modify any loans to borrowers experiencing financial difficulty in the year ended December 31, 2025. We closely monitor the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the year ended December 31, 2025 and all such loans were current as of December 31, 2025.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
			90 Days and
(In thousands)	30 - 59 Days	60 - 89 Days	Over

At December 31, 2025
Residential:
One- to four-family	$2,310	$297	$770
Construction	—	—	—
Home equity loans and lines of credit	139	53	32
Commercial real estate	314	735	843
Commercial and industrial	33	—	—
Consumer and other	42	3	—
Total	$2,838	$1,088	$1,645

At December 31, 2024
Residential:
One- to four-family	$1,089	$230	$369
Construction	—	—	—
Home equity loans and lines of credit	1	—	32
Commercial real estate	371	—	—
Commercial and industrial	513	—	—
Consumer and other	5	9	—
Total	$1,979	$239	$401

Total delinquent loans increased to $5.6 million at December 31, 2025 from $2.6 million at December 31, 2024, due primarily to increased delinquencies in one- to four-family residential and commercial real estate loans.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2025	2024

Non-accrual loans:
Residential:
One- to four-family	$1,455	$369
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial real estate	1,578	—
Commercial and industrial	41	44
Consumer and other	—	—
Total non-accrual loans	3,074	413

Accruing loans 90 days or more past due:
Residential:
One- to four-family	—	—
Construction	—	—
Home equity loans and lines of credit	32	32
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans 90 days or more past due	32	32

Total non-performing loans	3,106	445

Real estate owned	—	—
Other non-performing assets	148	459
Total non-performing assets	$3,254	$904

Ratios:
Total non-performing loans to total loans	1.37%	0.22%
Total non-performing loans to total assets	1.00%	0.16%
Total non-performing assets to total assets	1.04%	0.32%

Total non-accrual loans increased $2.7 million to $3.1 million at December 31, 2025 from $413,000 at December 31, 2024. The increase in non-accrual loans was primarily related to three commercial real estate loans totaling $1.6 million and seven one- to four-family residential loans totaling $1.0 million. The one- to four-family residential loans and commercial real estate loans are secured by the associated properties.

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2025 and 2024. Generally loans 90 days or more past due are placed on non-accrual status and classified “substandard.” All loans 60 days past due are classified “special mention.”

	At December 31,
(In thousands)	2025	2024

Substandard	$3,253	$3,249
Doubtful	—	—
Loss	—	—
Total Classified Assets	$3,253	$3,249
Special Mention	$1,082	$—

“Substandard” loans remained relatively unchanged at December 31, 2025, compared to December 31, 2024, due primarily to two commercial real estate loans and two commercial and industrial loans that were charged off in 2024 and the addition of two commercial real estate loans to substandard in 2025. “Special mention” loans increased at December 31, 2025 due to one commercial borrowing relationship totaling $1.1 million and consisting of one commercial real estate loan and seven commercial and industrial loans.

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

The following table sets forth activity in our allowance for credit losses on loans for the years indicated.

	At or For the Year Ended
	December 31,
(Dollars in thousands)	2025	2024

Balance at beginning of year	$1,804	$2,045

Charge-offs:
Residential:
One- to four-family	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial real estate	—	—
Commercial and industrial	(679)	(78)
Consumer and other	(39)	(18)
Total charge-offs	(718)	(96)

Recoveries:
Residential:
One- to four-family	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial real estate	—	—
Commercial and industrial	2	—
Consumer and other	6	—
Total recoveries	8	—

Net charge-offs	(710)	(96)
Provision (reversal) for credit losses on loans	821	(145)
Balance of allowance at end of period	$1,915	$1,804

Net (charge-offs) recoveries to average loans outstanding during year	(0.33)%	(0.05)%
Allowance for credit losses on loans to non-accrual loans at end of year	62.30%	436.80%
Non-accrual loans to total loans outstanding at end of year	1.36%	0.20%
Allowance for credit losses on loans to total loans outstanding at end of year	0.84%	0.89%

The following table sets forth additional information with respect to charge-offs by category for the years indicated.

	For the Year Ended
	December 31,
	2025	2024
Net (charge-offs) recoveries to average loans outstanding during the year by loan type:
Residential:
One- to four-family	0.00%	0.00%
Construction	0.00%	0.00%
Home equity loans and lines of credit	0.00%	0.00%
Commercial real estate	0.00%	0.00%
Commercial and industrial	(3.02)%	(0.04)%
Consumer and other	(0.90)%	(0.01)%

Allocation of Allowance for Credit Losses on Loans. The following table sets forth the allowance for credit losses on loans allocated by loan category, the percent of the allowance in each category to the total allocated allowance, and the percent of loans in each category to total loans at the dates indicated.

	At December 31,
	2025			2024
		Percent of			Percent of
		Allowance in	Percent of		Allowance in	Percent of
	Allowance	Category to	Loans in	Allowance	Category to	Loans in
	for Credit	Total	Category to	for Credit	Total	Category to
(Dollars in thousands)	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

Residential:
One- to four-family	$851	44.44%	41.03%	$535	29.66%	49.94%
Construction	18	0.94	1.41	10	4.63	0.64
Home equity loans and lines of credit	68	3.55	7.02	76	4.21	5.88
Commercial real estate	232	12.11	38.80	432	23.95	29.36
Commercial and industrial	455	23.76	9.81	372	20.62	11.55
Consumer and other	188	9.82	1.92	163	9.04	2.63
Total allocated allowance	1,812	94.62	100.00	1,588	92.10	100.00
Unallocated allowance	103	5.38	—	216	11.97	—
Total allowance for credit losses on loans	$1,915	100.00%	100.00%	$1,804	100.00%	100.00%

Financial Services Activities and Subsidiary

Seneca Savings Bank is the only subsidiary of Seneca Bancorp. Seneca Savings Bank has one subsidiary, Seneca Savings Insurance Agency, Inc., which does business as “Financial Quest.” Financial Quest offers employee benefit plan consulting services, asset management services, and tax and financial planning services. Financial Quest is headquartered at 925 State Fair Blvd., Syracuse, New York and has partnered with LPL Financial in order to offer broker-dealer services. We have dedicated investment representatives who evaluate the needs of clients to determine suitable investment solutions to meet their short and long-term wealth management goals. Financial services include retirement planning, tax planning, and financial consulting. Financial Quest also provides financial advice and retirement planning and counseling for 401(k) plan administrators, primarily in the medical industry, and consults with both the corporate administrators and the company’s employees related to such 401(k) plans. Financial Quest previously offered annuities and other insurance products and will continue to collect fee income on fixed annuities and life insurance from legacy relationships, although we have generally discontinued those lines of business.

In February 2024, Financial Quest acquired a $131.6 million retirement plan book of business for $714,500 in cash and $475,500 in contingent consideration. At December 31, 2025, Financial Quest had $259.3 million of assets held under management, comprised of $98.5 million of assets held by approximately 752 retail accounts and $160.8 million of assets held by nine corporate-sponsored retirement plans. Income from these activities totaled $969,000, or 43.9% of our non-interest income, for the year ended December 31, 2025 and $893,000, or 47.9% of our non-interest income, for the year ended December 31, 2024.

Investment Activities

General. Our Board of Directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by management and any changes to the policy are recommended to the board of directors and are subject to its approval. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. Our Asset/Liability Management Committee, which consists of our President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Senior Vice President of Retail Banking, Senior Vice President of Commercial Lending and two board members, oversees our investing activities and strategies. All transactions are formally reviewed by the board of directors at least monthly.

Our current investment policy authorizes us to invest in debt securities issued by the U.S. government and its agencies or government sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations and corporate debt obligations within regulatory parameters. We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, and certain types of structured notes.

Debt and equity securities investment accounting guidance requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent. At all dates below, we had only a securities available-for-sale portfolio, which is reported at fair value.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding FHLB of New York common stock and Federal Reserve Bank of New York common stock) at the dates indicated.

	At December 31,
	2025		2024
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

U.S. Treasury securities	$14,775	$14,795	$15,923	$15,811
U.S. government agency securities	1,000	900	1,000	838
Municipal securities	16,406	13,527	17,151	14,281
Mortgage-backed securities and collateralized mortgage obligations	11,796	10,915	6,862	5,755
Corporate securities	8,608	8,498	10,152	9,799
Total securities available for sale	$52,585	$48,635	$51,088	$46,484

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB of New York advances to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on interest earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, savings accounts, money market accounts and certificates of deposit and retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2025, we had $16.7 million in brokered deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable reputation of Seneca Savings Bank in the community to attract and retain deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2025			2024
	Average	Percent of	Average	Average	Percent of	Average
(Dollars in thousands)	Balance	Total	Rate	Balance	Total	Rate

Deposit type:
NOW accounts	$26,895	11.86%	0.09%	$25,286	12.51%	0.09%
Regular savings and demand club accounts	25,072	11.06	0.44%	22,887	11.33	0.09%
Money market accounts	76,409	33.69	2.83%	56,305	27.87	2.50%
Certificates of deposit and retirement accounts	64,186	28.30	3.14%	66,007	32.67	3.61%
Non-interest-bearing deposits	34,217	15.09	—%	31,577	15.63	0.00%
Total deposits	$226,779	100.00%	2.24%	$202,062	100.00%	2.25%

As of December 31, 2025 and 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $111.5 million and $89.8 million, respectively. In addition, as of December 31, 2025, the aggregate amount of all our uninsured time deposits was $38.1 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth our uninsured time deposits at December 31, 2025 by time remaining until maturity. This balance as of December 31, 2025 included a $10.0 million New York State municipal deposit which was fully collateralized.

(In thousands)	At December 31, 2025

Three months or less	$7,349
Over three months through six months	12,737
Over six months through twelve months	7,663
Over twelve months	10,369
Total	$38,118

Borrowings. Our borrowings consist of advances from the FHLB of New York. At December 31, 2025, we had the ability to borrow approximately $86.1 million under our credit facilities with the FHLB of New York, of which $47.1 million was advanced. Borrowings from the FHLB of New York are secured by our investment in the common stock of the FHLB of New York as well as by securities and a blanket pledge of our mortgage portfolio not otherwise pledged. We also have the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program.

Personnel

As of December 31, 2025, we had 57 full-time employees and four part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

General

Set forth below is a summary of certain material statutory and regulatory requirements applicable to Seneca Bancorp and Seneca Savings Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on Seneca Bancorp and Seneca Savings Bank. Upon consummation of the conversion and stock offering, Seneca Savings Bank became a national banking association, regulated and supervised primarily by the OCC. Seneca Savings Bank is also be subject to regulation by the FDIC in more limited circumstances because Seneca Savings Bank’s deposits are insured by the FDIC. Seneca Savings Bank also is a member of the FHLBNY. This regulatory and supervisory structure establishes a comprehensive framework of the activities in which a depository institution may engage and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, depositors and the banking system. Under this system of federal regulation, depository institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market interest rates. The OCC will examine Seneca Savings Bank and prepare reports for the consideration of its board of directors on identified deficiencies, if any. After completing an examination, the OCC issues a report of examination and assigns ratings (known as an institution’s CAMELS ratings). Under federal law and regulation, an institution may not disclose the contents of its reports of examination or its CAMELS ratings to the public. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for credit losses on loans for regulatory purposes. Seneca Savings Bank must obtain regulatory approval from the OCC before entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

Seneca Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, subject to regulation, supervision, and examination by the Federal Reserve Board. As a publicly traded holding company, Seneca Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws and regulations.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission, or the United States Congress, could have a material adverse impact on the financial condition and results of operations of Seneca Bancorp and Seneca Savings Bank.

Federal Bank Regulation

Enforcement. The OCC has primary enforcement responsibility over national banks. This includes authority to bring enforcement actions against a national bank, its directors, officers and employees and all “institution-affiliated parties,” a term that includes certain stockholders, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in specified misconduct which causes or is likely to cause financial loss or a significant adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers and/or directors, receivership, conservatorship or the termination of deposit insurance. Civil monetary penalties can be assessed for a wide range of violations of laws and regulations, unsafe and unsound practices and certain other actions. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The FDIC has authority to recommend to the OCC that an enforcement action be taken with respect to a particular insured bank. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Business Activities. As a national bank, Seneca Savings Bank derives its lending and investment powers from the National Bank Act, as amended, and the regulations of the OCC. Under these laws and regulations, Seneca Savings Bank is permitted to invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans and leases, certain types of securities and certain other loans and assets. Unlike federal savings banks, national banks are not generally limited to a specified percentage of assets on various types of lending. A national bank may also establish subsidiaries that engage in activities that are permitted for the bank as well as certain other activities.

Capital Requirements. Under OCC regulations, Seneca Savings Bank is subject to a comprehensive capital framework for U.S. banking organizations that was effective January 2015 (the Basel III capital rules).

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets ratios of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses on loans limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Seneca Savings Bank previously exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien residential mortgage loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. In November 2025, the federal banking agencies issued a proposed rule to lower the CBLR to 8%. That proposed rule was not effective as of December 31, 2025. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of December 31, 2025, Seneca Savings Bank had elected to be subject to the alternative community bank leverage ratio framework.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At December 31, 2025, Seneca Savings Bank exceeded each of its capital requirements.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness. The federal banking agencies use the guidelines that set forth the safety and soundness standards to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the OCC determines that a national bank fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard and take other appropriate action.

Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2025, Seneca Savings Bank was in compliance with applicable loan-to-one-borrower limitations.

Dividends. Federal law and OCC regulations govern cash dividends by a national bank. A national bank is authorized to pay such dividends from undivided profits but must receive prior OCC approval if the total amount of dividends (including the proposed dividend) exceeds its net income in that year and the prior two years less dividends previously paid. A national bank may not pay a dividend if the dividend does not comply with applicable regulatory capital requirements, and Seneca Savings Bank may be further limited in payment of cash dividends if it does not maintain the capital conservation buffer described previously.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The OCC has adopted regulations to implement the prompt corrective action framework under the Basel III capital rules. An institution is classified as “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is classified as “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is classified as “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is classified as “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is classified as “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2025, Seneca Savings Bank was classified as a “well capitalized” institution.

At each successive lower capital category, a national bank is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if a national bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the OCC, and its holding company, if applicable, must guarantee the performance of that plan. Based upon its capital levels, a national bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the OCC, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized national bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” national bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” national banks must comply with one or more of a number of additional restrictions, including an order by the OCC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and limitations on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

Institutions that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9.0% to satisfy the regulatory capital requirements, including the risk-based requirements. In November 2025, the federal banking agencies issued a proposed rule to lower the CBLR to 8%. That proposed rule was not effective as of December 31, 2025. A qualifying institution may opt in or out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance provided that the institution’s leverage ratio falls no more than one percentage point below the applicable community bank leverage ratio requirement. Failure to meet the qualifying criteria within the grace period or maintain the required leverage ratio requires the institution to comply with the generally applicable capital requirements. As of December 31, 2025, Seneca Savings Bank elected to use the community bank leverage ratio framework.

Transactions with Affiliates and Regulation W of the Federal Reserve Board. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate in an amount no more than 10% of the bank’s capital stock and surplus, and with all transactions with all affiliates in an amount no more than 20% of the bank’s capital stock and surplus. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. Section 23B transactions also include the bank’s providing services and selling assets to an affiliate.

Extensions of Credit to Insiders and Regulation O of the Federal Reserve Board. Sections 22(g) and (h) of the Federal Reserve Act, and the Federal Reserve Board’s implementing regulation, Regulation O, place restrictions on loans to a bank’s and its affiliates’ insiders, i.e., executive officers, directors and principal stockholders, and those individuals’ related interests. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and to these persons’ related interests, together with all other outstanding loans to such persons and related interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated persons, and also requires approval by the majority of the board of directors for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Federal Insurance of Deposit Accounts. Seneca Savings Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Seneca Savings Bank are insured up to a maximum of $250,000 for each separately insured depositor. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of Seneca Savings Bank’s deposit insurance.

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions with less than $10 billion of assets, such as Seneca Savings Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments and increased initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of Seneca Savings Bank’s size ranged from 2.5 to 32 basis points. Any significant future increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of Seneca Savings Bank. Seneca Savings Bank cannot predict what its insurance assessment rates will be in the future.

Privacy Regulations. Federal regulations generally require that a national bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter when the information in the privacy notice has changed since the customer received the previous notice. In addition, a national bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties, and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act. All national banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a national bank, the OCC is required to evaluate and rate the bank’s record of compliance with the CRA. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers. Seneca Savings Bank’s latest CRA rating in September 2022 was “Satisfactory.”

Consumer Protection and Fair Lending Regulations. Seneca Savings Bank is subject to a variety of federal statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief.

Cybersecurity. Banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that arises to the level of a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

The USA PATRIOT Act and the Bank Secrecy Act. The USA PATRIOT Act and the Bank Secrecy Act and their implementing regulations require financial institutions to develop programs to assist U.S. government agencies in detecting and preventing money-laundering and terrorist financing activities and to report suspicious activities. The USA PATRIOT Act also gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The federal banking agencies are required to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. In addition, non-compliance with these laws and their implementing regulations could result in fines, penalties and other enforcement measures. We have developed policies, procedures and systems designed to comply with these laws and regulations.

Federal Home Loan Bank System

Seneca Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Seneca Savings Bank, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLBNY. Seneca Savings Bank was in compliance with this requirement at December 31, 2025.

Other Regulations

Interest and other charges collected or contracted for by Seneca Savings Bank are subject to state usury laws and federal laws concerning interest rates. Seneca Savings Bank’s operations also are subject to federal laws applicable to credit transactions, such as:

●Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to-four family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
●The TILA-RESPA Integrated Disclosure Rule, commonly known as the TRID rule. This rule amended the Truth in Lending Act and the Real Estate Settlement Procedures Act to integrate several consumer disclosures for mortgage loans;
●Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
●Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●Truth in Savings Act;
●Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws;

●Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Bank Holding Company Regulation

Federal Holding Company Regulation. Seneca Bancorp is a bank holding company registered with the Federal Reserve Board and subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Seneca Bancorp and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. The Federal Reserve Board must generally approve the acquisition of additional banks or savings associations by bank holding companies.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of December 31, 2025, Seneca Bancorp is not a “financial holding company.”

Capital. The Federal Reserve Board must establish for all bank holding companies minimum consolidated capital requirements that are as stringent as those required for their insured depository subsidiaries. Pursuant to the Regulatory Relief Act, bank holding companies with less than $3.0 billion in consolidated assets generally are not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide assistance to their subsidiary depository institutions in the event the subsidiary depository institutions experience financial difficulty. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions.

Dividends and Stock Repurchases. A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policy provides that dividends should be paid only from current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Seneca Bancorp to pay dividends or otherwise engage in capital distributions.

Acquisition. Federal laws and regulations provide that no person (including a company) may acquire direct or indirect control of a bank holding company, such as Seneca Bancorp, or a bank without the prior non-objection or approval of the Federal Reserve Board and/or the OCC pursuant to the Change in Bank Control Act and its implementing regulations. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Seneca Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Any company that seeks to acquire “control” within the meaning of the Bank Holding Company Act, and the Federal Reserve Board regulations issued thereunder, must receive the prior approval of the Federal Reserve Board under that Act and, upon the acquisition, becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Federal Securities Laws

Seneca Bancorp’s common stock is registered with the Securities and Exchange Commission. Seneca Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933, as amended (the “Securities Act”), of shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Seneca Bancorp may be resold without registration. Shares purchased by an affiliate of Seneca Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act. If Seneca Bancorp meets the current public information requirements of Rule 144 under the Securities Act, each affiliate that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Seneca Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Seneca Bancorp has policies, procedures and systems designed to comply with this Act and its implementing regulations, and Seneca Bancorp will review and document such policies, procedures and systems to ensure continued compliance.

TAXATION

Seneca Savings Bank and Seneca Bancorp are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to Seneca Bancorp or Seneca Savings Bank.

Our federal and New York State tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. For federal income tax purposes, Seneca Bancorp and Seneca Savings Bank report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Net Operating Loss Carryovers. A financial institution may carry forward indefinitely federal net operating losses incurred after December 31, 2017. At December 31, 2025, Seneca Savings Bank had no net operating loss carryforwards.

Charitable Contribution Carryovers. A financial institution’s deduction for charitable contributions is limited to 10% of its federal taxable income with the excess carried forward to the succeeding five taxable years. Any contributions remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2025, Seneca Bancorp and Seneca Savings Bank had no charitable contribution carryovers.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At December 31, 2025, Seneca Bancorp and Seneca Savings had no capital loss carryovers.

Corporate Dividends. Seneca Bancorp may generally exclude from its income 100% of dividends received from Seneca Savings as a member of the same affiliated group of corporations.

State Taxation

New York State Taxation. For state income tax purposes, Seneca Bancorp and Seneca Savings Bank report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their state income tax returns.

For New York State purposes, net operating losses can be carried back three years and forward 20 years. At December 31, 2025, Seneca Bancorp and Seneca Savings Bank had approximately $20.0 million of New York State net operating loss carryforwards.

Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New York State. The statutory tax rate is currently 6.5% if New York State business income is less than $5.0 million, or 7.25% if New York State business income exceeds $5.0 million. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax rate is 0.1875% and expires January 1, 2027. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State. As a result, Seneca Bancorp and Seneca Savings Bank only pays tax on apportioned capital.

Maryland State Taxation. As a Maryland business corporation, Seneca Bancorp is required to file an annual report with and pay franchise taxes to the State of Maryland.

Pennsylvania Taxation. Generating income from Pennsylvania, Seneca Savings Bank is required to file an annual return with and pay shares Tax to the Commonwealth of Pennsylvania.

Item 1A. Risk Factors

Not required of a smaller reporting company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has developed and maintains an information security program designed to assess, identify, and monitor cybersecurity risks in order to protect one of its most critical assets – information. The program includes information security governance, documented policies and procedures, and technical safeguards intended to protect information owned by or entrusted to the Company.

The Company regularly evaluates its exposure to cybersecurity risks and, to the extent practicable, assesses the likelihood and potential severity of such risks, as well as their possible impact on the Company, its customers, and its employees. The effectiveness of the Company’s information security controls, processes, and procedures is evaluated through periodic internal testing and independent assessments conducted by third-party cybersecurity firms. These efforts are supplemented by regular tabletop incident response exercises and ongoing cybersecurity awareness training for employees. Results from testing, exercises, and training are used to enhance the Company’s incident response and business continuity plans, related procedures, and employee training programs.

The Company also manages cybersecurity risks arising from its relationships with third-party vendors through a comprehensive vendor management program. Vendors are assessed for cybersecurity risk as part of the onboarding process, and all assessment activities are documented within the Company’s vendor management system. The vendor review process includes evaluation of independent assurance reports and certifications, such as Service Organization Controls (SOC) reports, Payment Card Industry Data Security Standard (PCI DSS) compliance, and other relevant documentation, as applicable. Critical vendors are reviewed at least annually, with the results reported to the Board of Directors.

The Company’s information security program is led by the Chief Information Officer and the Information Security Officer, in coordination with management, the Board of Directors, and the Technology Committee. The Technology Committee provides ongoing oversight of the Company’s cybersecurity and information security program and regularly reviews cybersecurity risk assessments and related reporting from management. This oversight is further supported through engagement with independent cybersecurity firms with expertise in financial services.

Prior to Seneca Bancorp, the Chief Information Officer and the Information Security Officer served in various roles where he led the transformation to stabilize and secure IT infrastructure and systems.  He also served as a Senior Manager of the Technology Advisory Services team where he provided technology management and advisory services to clients through a series of assessments and development of technology roadmaps aligned with business objectives.

The Company recognizes that our overall security culture contributes to the effectiveness of our Cyber Security program. The Company has developed a Business Impact Analysis process that identifies, prioritizes and provides a formal structure for the internal and external risks that impact the organization. The Board of Directors sets the tone and direction for the Company’s use of IT and has identified the Technology Committee as having primary responsibility for oversight of the Company’s risk exposures and risk assessments and policies, including risks related to cybersecurity. The Board of Directors and Technology Committee approve and periodically review and re-approve the policy and other IT related policies. While the Board of Directors may delegate the design, implementation, and monitoring of certain IT activities to the Committee or designee, the full Board of Directors remains responsible for overseeing IT strategies and policies, including cybersecurity. To help carry out their responsibilities, Directors, management, and all employees are periodically trained to understand IT activities and risks, including cybersecurity risks. Management, via the Technology Committee and Fractional CISO, or combination, provides a status report to the Board of Directors at least annually, with more frequent communications as necessary. The report describes the overall status of the program and material matters related to the program, including security breaches, cybersecurity assessments, cybersecurity awareness training for employees and the Board of Directors.

To date, the Company has not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, its business strategy, results of operations, or financial condition. However, cybersecurity threats continue to evolve in frequency and sophistication. While the Company’s preventive and detective controls are designed to reduce cybersecurity risk, they cannot eliminate such risk entirely, particularly as new technologies, including artificial intelligence, are increasingly leveraged by threat actors. The Company monitors emerging threats and leverages guidance and resources from industry and regulatory bodies, including the Financial Services Information Sharing and Analysis Center (FS-ISAC), the Federal Financial Institutions Examination Council (FFIEC), and the National Institute of Standards and Technology (NIST), to inform its cybersecurity practices and enhance its security posture.

Item 2. Properties

As of December 31, 2025, the net book value of our office properties was $7.5 million, and the net book value of our furniture, fixtures and equipment was $1.1 million. Additionally, the Company had a balance of $4.6 million at December 31, 2025 in construction in process, primarily related to site development for the Clay and Camillus locations. The following table sets forth information regarding our offices at December 31, 2025.

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
Main Office:
35 Oswego Street	Owned	1964	$2.2 million
Baldwinsville, New York 13027

Other Properties:
Liverpool Branch	Owned	2015	$646,000
7799 Oswego Road
Liverpool, New York 13089

North Syracuse Branch	Owned	1973	$683,000
201 North Main Street
North Syracuse, New York 13212

Bridgeport Branch	Owned	2019	$1.2 million
584 N.Y. Rt. 31
Bridgeport, New York 13030

Manlius Branch	Owned	2025	$2.8 million
325 Fayette Street
Manlius, New York 13104

Clay Development Site	Owned	2024	$2.1 million
5332 Route 31
Clay, New York, 13041

Camillus Development Site	Owned	2025	$1.5 million
West Genessee Street
Camillus, New York, 13031

Financial Quest Office	Owned	2021	$702,000
925 State Fair Boulevard
Syracuse, New York, 13209

In 2025, we purchased a 1.2-acre parcel of land in Camillus, New York. We currently expect to construct a full-service branch with drive-through on this land and open the branch in early 2027. Additionally, in 2024, we purchased 2.5 acres of land in Clay, New York, directly across from the future site of the Micron Technology, Inc. semiconductor fabrication facility, where we intend to establish a branch office in the future. This strategic investment positions us to support the economic growth expected in our region and to provide financial solutions to businesses and families as this transformative development takes shape. We anticipate developing this property in 2028, consistent with the extended timeline for construction of the Micron facility.

Item 3. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market for Seneca Bancorp’s Common Stock

Seneca Bancorp’s common stock is quoted on the OTCQX Market under the trading symbol “SNNF.” Trading in the Company’s common stock commenced on October 16, 2025. As of March 1, 2026, there were 1,800,141 shares of the Company’s common stock issued and outstanding, and approximately 229 stockholders of record. Certain shares of Seneca Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table sets forth the quarterly high and low prices for a share of the Company’s common stock on and after October 16, 2025. The information was obtained from the OTCQX Market. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. No dividends were paid in fiscal 2025.

	Market Value of Common Stock
	High	Low
Quarter Ended December 31, 2025	$12.29	$9.66

Related Stockholder Matters

The Company has not declared any dividends to holders of its common stock. Our Board of Directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, statutory and regulatory requirements that affect the payment of dividends by the Bank to the Company, and other relevant factors. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2025. Under current Federal Reserve Board regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s Conversion and offering, except to fund shareholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the financial statements which appear beginning on page F-1 herein. You should read the information in this section in conjunction with the business and financial information contained elsewhere in this annual report on Form 10-K, including the financial statements and related notes.

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

Our results of operations also are affected by non-interest income, our provision for credit losses and non-interest expense. Non-interest income consists primarily of fee income and service fees, income from our financial services division, earnings on deferred compensation plan assets, realized gains on sales of loans and securities and other income. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising and other expenses.

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

Business Strategy

We intend to continue to operate as a well-capitalized and profitable community bank dedicated to providing exceptional personal service to our individual and business customers. We believe that we have a competitive advantage in the markets we serve because of our knowledge of the local marketplace and our long-standing history of providing superior, relationship-based customer service. Our current executive management team is comprised of individuals with strong banking backgrounds who joined Seneca Savings Bank beginning in 2013. In October 2013, we appointed Joseph G. Vitale as our President and Chief Executive Officer. Shortly thereafter, we hired Vincent J. Fazio as Executive Vice President and Chief Financial Officer. In 2016, we hired Angelo Testani, our Senior Vice President of Commercial Lending, Laurie Ucher, our Senior Vice President of Retail Banking, and Jamie Nastri, our Senior Vice President of Operations. The management team has significant banking experience with our top two executives each having approximately 30 years or more of banking experience. Beginning with the completion of Seneca Savings Bank’s mutual holding company reorganization in October 2017 and continuing with the completion of our second step conversion in October 2025, the management team has worked to implement our business strategy to transition Seneca Savings Bank from a traditional savings association into a full-service commercial bank.

Our current business strategy consists of the following key components:

●	Increasing commercial real estate and commercial and industrial lending, while maintaining our focus on strong asset quality. In order to increase the yield on our loan portfolio and diversify our balance sheet, we have strategically focused on increasing our commercial real estate and commercial and industrial loan portfolios, while maintaining what we believe are conservative underwriting standards. We focus our commercial lending on small businesses located in our market area, targeting owner-occupied businesses such as manufacturers and professional service providers. Our commercial loan portfolio, which includes commercial real estate and commercial and industrial loans, has increased to $110.2 million, or 48.6% of total loans, at December 31, 2025 from $60.1 million, or 37.2% of total loans, at December 31, 2020. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing loans to total loans ratio was 1.37% at December 31, 2025 and 0.22% at December 31, 2024. The majority of our non-performing loans have historically related to one- to four-family residential real estate loans. At December 31, 2025, we also had four non-accrual commercial and industrial loans totaling $1.6 million.

●	Growing and enhancing our low-cost deposit base. Core deposits, which we define as all deposits other than certificates of deposit and brokered deposits, are a lower cost source of funds than time deposits. We have made a concerted effort to increase these lower cost transaction deposit accounts following a period of higher interest rates where customers migrated to higher cost time deposits. As of December 31, 2025, core deposits totaled $172.1 million, or 73.4% of total deposits. We plan to continue to market our core transaction accounts, emphasizing our high-quality service and competitive pricing of these products. We offer the convenience of technology-based products, such as mobile deposit capture, bill pay, card valet, and internet and mobile banking.

We offer a full suite of treasury services for business customers and encourage commercial borrowers to maintain deposit accounts at Seneca Savings. We continue to invest in technology-based deposit products such as our commercial cash management platform, Positive Pay fraud prevention services, and Interactive Teller Machines (ITMs) in order to accommodate business customers.

Additionally, following our charter conversion to a national association, we are able to attract and accept deposits from New York municipalities, which we believe will promote deposit growth and enhance our low-cost deposit base.

●	Continuing to originate one- to four-family residential mortgage loans in our communities while selling the majority of our newly originated longer-term, fixed-rate residential loans. Historically, we have been a significant one- to four-family residential mortgage lender to borrowers in our market area. As of December 31, 2025, $93.0 million, or 41.0%, of our total loans consisted of one- to four-family residential mortgage loans. We have recently resumed selling and will continue to sell residential mortgage loans into the secondary market in order to increase our fee income and mitigate interest rate risk. Loans that we sell into the secondary market consist of longer-term (20 years or greater), conforming fixed-rate residential real estate mortgage loans, which we primarily sell to the FHLB of New York’s Mortgage Asset Program and Freddie Mac. Net gain on sales of such loans constituted approximately $136,000 and $87,000 during the year ended December 31, 2025 and the year ended December 31, 2024, respectively, representing 6.2% and 4.7% of our non-interest income during such years, respectively.
●	Expand our market area and access to customers through organic growth and de novo branching, while also considering opportunistic acquisitions of banks, branches or lines of business. We believe opportunities exist to both increase our market share in our historical markets and to continue our growth in the greater Syracuse, New York area. We intend to grow our balance sheet organically on a managed basis, and the capital we are raising in the stock offering will enable us to increase our lending and investment capacity. We will also consider establishing de novo branches. On June 2, 2025, we opened our newest branch in Manlius, New York. In 2025, we purchased a 1.2-acre parcel of land in Camillus, New York. We currently expect to construct a full-service branch with drive-through on this land and open the branch in early 2027. Additionally, in 2024, we purchased 2.5 acres of land in Clay, New York, directly across from the future site of the Micron Technology, Inc. semiconductor fabrication facility, where we intend to establish a branch office. This strategic investment positions us to support the economic growth expected in the region and to provide financial solutions to businesses and families as this transformative development takes shape. We anticipate developing this property in 2028, consistent with the extended timeline for construction of the Micron facility.

In addition to organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. These opportunities may include strategic acquisitions of other financial institutions, branch offices or lines of business, although we have no current plans or understandings regarding any acquisitions.

●	Offering a wide selection of non-deposit investment products and financial advisory services. Financial Quest, a subsidiary of Seneca Savings Bank, offers employee benefit plan consulting services, asset management services, and tax and financial planning services. We have dedicated investment representatives who evaluate the needs of both retail and retirement plan clients to determine suitable investment solutions to meet their short and long-term wealth management goals. We intend to continue to grow this part of our business as a means to increase our non-interest income. In February 2024, Financial Quest acquired a $131.6 million retirement plan book of business for $714,500 in cash and $475,500 in contingent consideration. At December 31, 2025, we had $259.3 million of assets held under management. Income from these activities totaled $969,000, or 43.9% of our non-interest income, for the year ended December 31, 2025 as compared to $893,000, or 47.9% of our non-interest income, for the year ended December 31, 2024.

Summary of Critical Accounting Policies and Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. As a result, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available at that time. Critical accounting estimates include the areas where we have made what we consider to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the years presented. Actual results could be different from these estimates. We evaluate our critical accounting estimates and assumptions on an ongoing basis and update them as needed. Significant accounting policies are presented in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements included within this annual report on Form 10-K.

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

The allowance is established through a provision for credit losses in our consolidated statements of income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of our portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. At December 31, 2025, the allowance for credit losses on loans totaled $1.9 million. Due to the nature and composition of our lending activities, a significant portion of the allowance for credit losses on loans is allocated to the real estate mortgage portfolio. As of December 31, 2025, the allowance for credit losses on loans allocated to our real estate mortgage portfolio was $1.2 million, or 61.0%.

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

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee's (“FOMC”) median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product (“GDP”). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate “shock” or increase of 20 basis points in the FOMC’s projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth, this would increase the model’s total calculated allowance for credit losses on loans by $1.0 million, or 55.4%, representing a 45 basis points increase to the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of December 31, 2025. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of December 31, 2025.

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

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$212,318	$12,362	5.82%	$202,927	$11,632	5.73%
Available-for-sale securities	53,456	1,732	3.24	40,385	1,190	2.95
FHLB/FRB Stock	3,401	258	7.59	3,047	287	9.42
Other interest-earning assets	8,580	275	3.21	6,432	255	3.96
Total interest-earning assets	277,755	14,627	5.27	252,791	13,364	5.29
Non-interest-earning assets	20,076			12,698
Total assets	$297,831			$265,489

Interest-bearing liabilities:
NOW accounts	$26,895	25	0.09	$25,286	24	0.09
Regular savings and demand club accounts	25,072	110	0.44	22,887	20	0.09
Money market accounts	76,409	2,159	2.83	56,305	1,407	2.50
Certificates of deposit and retirement accounts	64,186	2,017	3.14	66,007	2,386	3.61
Total interest-bearing deposits	192,562	4,311	2.24	170,485	3,837	2.25
FHLB borrowings	38,957	1,420	3.65	36,839	1,393	3.78
Total interest-bearing liabilities	231,519	5,731	2.48	207,324	5,230	2.52
Non-interest-bearing deposits	34,217			31,577
Other non-interest-bearing liabilities	11,101			4,744
Total liabilities	276,837			243,645
Stockholders’ equity	20,994			21,844
Total liabilities and stockholders’ equity	$297,831			$265,489

Net interest income		$8,896			$8,134
Net interest rate spread (1)			2.79%			2.77%
Net interest-earning assets (2)	$46,236			$45,467
Net interest margin (3)			3.20%			3.22%
Average interest-earning assets to average interest-bearing liabilities	119.97%			121.93%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Year Ended December 31,
	2025 vs. 2024
	Increase (Decrease)
	Due		Total
	to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$538	$192	$730
Available-for-sale securities	386	156	542
FHLB/FRB stock	33	(62)	(29)
Other interest-earning assets	85	(65)	20

Total interest-earning assets	1,042	221	1,263

Interest-bearing liabilities:
NOW accounts	1	—	1
Regular savings and demand club accounts	2	88	90
Money market accounts	503	249	752
Certificates of deposit and retirement accounts	(66)	(303)	(369)
Total deposits	440	34	474

FHLB borrowings	80	(53)	27

Total interest-bearing liabilities	520	(19)	501

Change in net interest income	$522	$240	$762

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets were $312.1 million as of December 31, 2025 and $280.9 million as of December 31, 2024, an increase of $31.2 million, or 11.1%. The increase in assets was primarily due to a $23.6 million, or 11.7%, increase in net loans, a $4.4 million, or 49.9%, increase in premises and equipment, and a $2.2 million, or 4.6%, increase in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.5 million, or 21.5%, to $5.3 million at December 31, 2025 from $6.8 million at December 31, 2024. The decrease primarily resulted from increases in net loans receivable and premises and equipment as well as a decrease in FHLB advances.

Available-for-Sale Securities. Available-for-sale securities increased by $2.2 million, or 4.6%, to $48.6 million at December 31, 2025 from $46.5 million at December 31, 2024. The increase was primarily due to $28.6 million of available-for-sale securities purchases during the year ended December 31, 2025 along with a $674,000 decrease in net unrealized losses in the market value of the portfolio, partially offset by $27.2 million in proceeds from maturities and principal received from securities during the year ended December 31, 2025.

Net Loans. Loans receivable, net of the allowance for credit losses, increased $23.6 million, or 11.7%, to $226.0 million at December 31, 2025 from $202.4 million at December 31, 2024. The increase in net loans was primarily driven by the origination of $52.6 million of loans during the year ended December 31, 2025, partially offset by $27.9 million of paydowns and the sale of $8.2 million of one- to four-family residential mortgage loans on the secondary market. Commercial real estate loans increased $28.4 million, or 47.8%, to $87.9 million at December 31, 2025 from $59.5 million at December 31, 2024, due to our continued strategic focus on commercial lending to diversify the loan portfolio and manage interest rate risk. Home equity loans and lines of credit increased $4.0 million, or 33.6%, to $15.9 million at December 31, 2025 from $11.9 million at December 31, 2024. Residential construction loans increased $1.9 million, or 148.1%, to $3.2 million at December 31, 2025 from $1.3 million at December 31, 2024.  One- to- four-family residential mortgage loans decreased $8.2 million, or 8.1%, to $93.0 million at December 31, 2025 from $101.2 million at December 31, 2024 as we sold loans into the secondary market. Commercial and industrial loans decreased $1.2 million, or 5.0%, to $22.2 million at December 31, 2025 from $23.4 million at December 31, 2024. Consumer and other loans decreased $990,000, or 18.5%, to $4.3 million at December 31, 2025 from $5.3 million at December 31, 2024.

Premises and Equipment, net. Premises and equipment, net, increased by $4.4 million, or 49.9%, to $13.2 million at December 31, 2025 as compared to $8.8 million at December 31, 2024. The increase was primarily attributed to our strategic investment in organic growth via building a new branch office in Manlius, New York as well as future branch locations in Camillus and Clay, New York.

Deposits. Total deposits increased by $23.9 million, or 11.3%, to $234.4 million at December 31, 2025 from $210.6 million at December 31, 2024. The increase was primarily a result of an increase in commercial deposits of $5.9 million and an increase in retail deposits of $17.9 million. Core deposits (which we define as all deposits other than certificates of deposit and brokered deposits) increased $28.9 million, or 20.2% to $172.1 million at December 31, 2025 as compared to $143.2 million as of December 31, 2024. At December 31, 2025, money market deposits increased by $23.7 million, savings accounts increased by $2.9 million, NOW and demand deposits increased by $2.3 million, while time deposits decreased by $5.0 million as compared to December 31, 2024. There were $16.7 million and $16.9 million of brokered deposits included in time deposits at December 31, 2025 and December 31, 2024, respectively. The increase in deposits was attributed to our increased focus on commercial deposit relationships and a competitive money market promotion throughout the year as market conditions changed in the lower interest rate environment.

FHLB Advances. Total FHLB advances were $35.6 million at December 31, 2025 as compared to $41.3 million at December 31, 2024, a decrease of $5.7 million, or 13.8%. The decrease in FHLB advances was primarily due to $63.0 million in repayments, partially offset by $57.3 million in new advances. The decrease in advances was primarily due to the increase in deposits.

Stockholders’ Equity. Stockholders’ equity increased by $8.9 million, or 37.3%, to $32.8 million at December 31, 2025 from $23.9 million at December 31, 2024. The increase in stockholders’ equity was primarily due to $7.9 million in net proceeds related to the second step conversion, a $838,000 increase in net unrealized mark-to-market gains on the available-for-sale securities portfolio recognized in accumulated other comprehensive loss as a result of changes in interest rates, and $172,000 of net income earned during the year ended December 31, 2025.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

Net Income. Net income was $172,000 for the year ended December 31, 2025, a decrease of $540,000, or 75.8% as compared to net income of $712,000 for the year ended December 31, 2024. The decrease in net income was primarily attributable to a $1.2 million, or 13.6%, increase in non-interest expense, a $535,000, or 174.8% increase in provision for credit losses, and a $501,000, or 9.6%, increase in interest expense, partially offset by a $1.3 million, or 9.5%, increase in interest income, a $343,000, or 18.4%, increase in non-interest income, and a $95,000, or 91.3%, decrease in provision for income taxes.

Interest Income. Interest income increased by $1.3 million, or 9.5%, to $14.6 million for the year ended December 31, 2025 as compared to $13.4 million for the year ended December 31, 2024. The increase was primarily due to a $730,000 increase in loan interest income.

Loan interest income increased by $730,000, or 6.3%, to $12.4 million for the year ended December 31, 2025 as compared to $11.6 million for the year ended December 31, 2024. The increase was due to a $9.4 million, or 4.6%, increase in the average balance of the loan portfolio to $212.3 million for the year ended December 31, 2025 from $202.9 million for the year ended December 31, 2024. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate loans, with a continued focus on small business lending, partially offset by loan repayments and one- to four-family residential real estate loan sales. The average yield earned on the loan portfolio increased by nine basis points to 5.82% for the year ended December 31, 2025 from 5.73% for the year ended December 31, 2024, primarily due to an increase in market interest rates and originations of higher yielding commercial real estate and commercial and industrial loans.

Interest income earned on the available-for-sale securities portfolio increased by $542,000, or 45.6%, to $1.7 million for the year ended December 31, 2025 as compared to $1.2 million for the year ended December 31, 2024. The average yield earned on the available-for-sale securities portfolio increased by 29 basis points to 3.24% for the year ended December 31, 2025 from 2.95% for the year ended December 31, 2024 due to an increase in interest rates earned on the portfolio, resulting from purchases of higher-yielding securities. The average balance of the available-for-sale securities portfolio was $53.5 million for the year ended December 31, 2025 as compared to $40.4 million for the year ended December 31, 2024.

Interest Expense. Interest expense increased $501,000, or 9.6%, to $5.7 million for the year ended December 31, 2025 from $5.2 million for the year ended December 31, 2024 due to a $474,000, or 12.4%, increase in interest paid on deposits and a $27,000, or 1.9%, increase in interest paid on borrowings.

Interest expense on deposits increased $474,000, or 12.4%, to $4.3 million for the year ended December 31, 2025 from $3.8 million for the year ended December 31, 2024. The average balance of deposits increased by $22.1 million, or 13.0%, to $192.6 million for the year ended December 31, 2025 from $170.5 million for the year ended December 31, 2024. The increase in the average balance of deposits was primarily attributed to a $20.1 million increase in the average balance of money market accounts, a $2.1 million increase in the average balance of savings accounts, and a $1.6 million increase in the average balance of NOW accounts. The average interest rate paid on deposit accounts decreased by one basis point to 2.24% for the year ended December 31, 2025 from 2.25% for the year ended December 31, 2024.

Interest expense paid on FHLB and other borrowings increased $27,000, or 1.9%, to $1.4 million for the year ended December 31, 2025. The increase in the interest paid on borrowings was primarily due to a $2.1 million, or 5.8%, increase in the average balance of FHLB borrowings to $39.0 million for the year ended December 31, 2025 as compared to $36.8 million for the year ended December 31, 2024 in order to fund loan growth. The average rate paid on borrowings decreased 13 basis points during the year ended December 31, 2025 to 3.65% as compared to 3.78% for the year ended December 31, 2024 due to a decrease in borrowing costs.

Net Interest Income. Net interest income increased by $762,000, or 9.4% to $8.9 million for the year ended December 31, 2025 from $8.1 million for the year ended December 31, 2024. The average balance of net interest earning assets increased by $769,000, or 1.7%, to $46.2 million for the year ended December 31, 2025 from $45.5 million for the year ended December 31, 2024 primarily due to organic loan growth. Net interest rate spread increased by two basis points to 2.79% for the year ended December 31, 2025, reflecting a four basis points decrease in the average rate paid on interest-bearing liabilities, partially offset by a two basis points decrease in the average yield earned on interest earning assets. The net interest margin decreased by two basis points to 3.20% for the year ended December 31, 2025 from 3.22% for the year ended December 31, 2024.

Provision for Credit Losses. Based on management’s analysis of the allowance for credit losses described under “–Summary of Critical Accounting Policies and Critical Accounting Estimates” and in Note 2. Summary of Significant Accounting Policies of notes to the consolidated financial statements included within this Annual Report on Form 10-K, we recorded a provision for credit losses of $841,000 and $306,000 during the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, we recorded a $20,000 provision for credit losses related to the available-for-sale securities portfolio and an $821,000 provision for credit losses related to the loan portfolio. For the year ended December 31, 2024, we recorded a $451,000 provision for credit losses related to the available-for-sale securities portfolio, which was partially offset by a $145,000 credit to the provision for credit losses related to the loan portfolio.

The $20,000 provision for credit losses on the available-for-sale securities portfolio for the year ended December 31, 2025 was primarily due to one municipal bond that was in default. The bond is collateralized with all the assets and real estate of the issuer which will be monetized to satisfy bond holders.

The $821,000 provision for credit losses on the loan portfolio during the year ended December 31, 2025 was primarily related to one borrowing relationship consisting of three loans, including two commercial and industrial loans and a commercial real estate loan.  At December 31, 2025 the two commercial and industrial loans totaling $599,000 were fully charged off and the commercial real estate loan with a balance of $454,000 was fully paid off.  Additionally, overall growth in the loan portfolio also contributed to the increase in the allowance for credit losses. The allowance for credit losses was $1.9 million, or 0.84%, of total loans outstanding at December 31, 2025, and $1.8 million, or 0.89%, of total loans outstanding at December 31, 2024.

Non-Interest Income. Non-interest income increased by $343,000, or 18.4%, to $2.2 million for the year ended December 31, 2025 from $1.9 million for the year ended December 31, 2024. The increase was primarily attributable to a $123,000 increase in fee income primarily due to our increased focus on core deposit growth, a $90,000 increase in earnings on deferred compensation plan assets due to higher market interest rates, a $76,000 increase in income earned from financial services and retirement planning income generated by our subsidiary, Financial Quest, and a $49,000 increase in gain on sale of residential mortgage loans.

Non-Interest Expense. Non-interest expense increased by $1.2 million, or 13.6%, to $10.1 million for the year ended December 31, 2025 from $8.9 million for the year ended December 31, 2024. Compensation and benefits expense increased by $505,000, or 10.3%, to $5.4 million for the year ended December 31, 2025 as compared to $4.9 million for the year ended December 31, 2024 as a result of an increase in the number of employees related to the opening of a new branch office in Manlius, New York in June 2025 and due to annual salary increases and increases in benefit expenses. Professional fees increased by $194,000, or 83.6%, to $426,000 for the year ended December 31, 2025 as compared to $232,000 for the year ended December 31, 2024 due to increases in consulting, legal, and audit and accounting services as a result of becoming a public company.  Premises and equipment expense increased by $158,000, or 20.6%, to $924,000 for the year ended December 31, 2025 from $766,000 for the year ended December 31, 2024 primarily due to the opening of a new branch office in Manlius, New York.

Income Tax Expense. We incurred income tax expense of $9,000 and $104,000 for the years ended December 31, 2025, and 2024, respectively, resulting in effective tax rates of 4.9% and 12.7%, respectively. The decrease in income tax expense resulted from the decrease in income before tax. See Footnote 8, Income Taxes, for disaggregated information regarding the effective rate in each year.

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

The following table presents the statements of income and total assets for our reportable business segments at or for the years indicated:

	At or for the Year Ended December 31,
	2025			2024
		Wealth	Total		Wealth	Total
(In thousands)	Banking	Management	Segments(2)	Banking	Management	Segments

Net interest income	$8,896	$—	$8,896	$8,134	$—	$8,134
Non-interest income	1,208	1,001	2,209	941	925	1,866
Provision for credit losses on loans	821	—	821	(145)	—	(145)
Provision for credit losses on investments	20	—	20	451	—	451
Non-interest expense	9,326	757	10,083	8,214	664	8,878
Provision for income taxes	9	—	9	104	—	104
Net (loss) income	$(72)	$244	$172	$451	$261	$712
Assets under management (AUM) (market value) (1)	$—	$259,250	$259,250	$—	$233,580	$233,580
Total assets	$312,487	$1,236	$312,114	$280,030	$1,183	$280,939

(1) Assets under management represents customer assets managed by Financial Quest, and not assets of Financial Quest or Seneca Savings.

(2) Reflects intercompany eliminations. See Footnote 17, Segment Information, for more information.

Comparison at or for the years ended December 31, 2025 and 2024.  The market value of assets under management was $259.3 million at December 31, 2025 as compared to $233.6 million at December 31, 2024. The increase was primarily due to continued organic acquisition of new assets under management combined with an increase in the market value of assets under management.

Income related to our wealth management business segment, which we record as non-interest income, increased $76,000, or 8.2%, to $1.0 million for the year ended December 31, 2025 as compared to $925,000 for the year ended December 31, 2024. The increase was mainly due to the impact of movement in equity markets and the interest rate environment during the year.

Expenses related to our wealth management business segment, which we record as non-interest expense, increased $93,000, or 14.0%, to $757,000 for the year ended December 31, 2025 as compared to $667,000 for the year ended December 31, 2024. The increase was primarily due to a $47,000, or 11.0%, increase in compensation and employee benefits along with a $40,000 increase in professional fees.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities and sales of securities. We also are able to borrow from the FHLB of New York. At December 31, 2025, we had a $86.1 million line of credit with the FHLB of New York, a $4.0 million line of credit with Zions Bank, and a $4.0 million line of credit with Pacific Coast Bankers Bank (“PCBB”). At December 31, 2025, we had outstanding borrowings of $35.6 million from the FHLB of New York. We did not borrow against the line of credit with Zions Bank or PCBB during the year ended December 31, 2025. We also have the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program.

The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2025, cash and cash equivalents totaled $5.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, had a total market value of $48.6 million at December 31, 2025.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLB of New York advances and other liquidity sources. We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. Certificates of deposit due within twelve months of December 31, 2025 totaled $47.2 million, or 20.1%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At December 31, 2025, we exceeded all of our regulatory capital requirements, and we were categorized as “well capitalized” at December 31, 2025. Management is not aware of any conditions or events since December 31, 2025 that would change our categorization. See Note 13. Regulatory Capital Requirements of the notes to our consolidated financial statements for more information.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet items include loan commitments as described in Note 12. Commitments and Contingencies of the notes to our consolidated financial statements. At December 31, 2025, we had loan commitments to borrowers of approximately $1.3 million and overdraft lines of credit, unused home equity lines of credit, unused commercial lines of credit, and commercial and standby letters of credit of approximately $28.0 million. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Allowance for credit losses on unfunded loan commitments was immaterial at December 31, 2025 and 2024.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements included within this annual report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Price

The consolidated financial statements and related data presented elsewhere in this annual report on Form 10-K have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required of a smaller reporting company.

Item 8. Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Seneca Bancorp, Inc.

Baldwinsville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Seneca Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans Collectively Evaluated

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans of $1.9 million reflects management’s expected credit losses that exist in the total loan portfolio of $226.0 million as of December 31, 2025, which related almost entirely to loans evaluated on a collective basis (the collective ACL on loans). The ACL is measured on a collective (pooled) basis for segments of loans when similar risk characteristics are present. The Company uses the weighted-average remaining maturity (WARM) methodology using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics. The model calculates forward-looking adjustments for each loan category which is based on regression analysis run utilizing simple variables compared against loan category loss rates. The adjusted loss reverts back to the historical loss rates for periods beyond the reasonable and supportable forecast period.

We identified the assessment of the collective ACL on loans as a critical audit matter. The principal considerations for identifying this as a critical audit matter were (i) the significant judgment by management in determining the collective ACL on loans, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence related to management’s determination of the collective ACL on loans, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating management’s judgments and assumptions related to the selection of the model including evaluating the conceptual design of the model and the mathematical accuracy of the model;
●	Evaluating the relevance and reliability of data used in the model;
●	Evaluating the composition of the peer group selected by the Company and the methodology for making this determination;
●	Evaluating management’s judgments and assumptions used in the formulation of the qualitative factor framework, including the relevance and reliability of internal and external data used in their formulation;
●	Evaluating the relevance and reliability of the internal and external data used in the development of qualitative adjustments and the effect of those adjustments; and
●	Evaluating the selection and use of a third-party service organization and specialist for the tool used in determining the collective ACL on loans.

We have served as the Company’s auditor since 2018.

/s/ Bonadio & Co. LLP Bonadio & Co. LLP
Syracuse, New York

March 30, 2026

SENECA BANCORP, INC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At December 31,
(In thousands, except share data)	2025	2024

ASSETS
Cash and due from banks	$2,456	$1,759
Interest-earning deposits	2,872	5,029
Cash and cash equivalents	5,328	6,788
Securities, available-for-sale, net of allowance for credit losses of $518 and $498	48,635	46,484
Loans, net of allowance for credit losses of $1,915 and $1,804	226,030	202,429
Federal Home Loan Bank of New York stock, at cost	3,272	3,361
Federal Reserve Bank stock, at cost	131	—
Premises and equipment, net	13,190	8,797
Bank-owned life insurance	2,793	2,688
Pension assets	8,005	7,245
Accrued interest receivable	1,479	1,247
Intangible assets	428	584
Goodwill	412	412
Other assets	2,411	904
Total assets	$312,114	$280,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$32,221	$30,639
Interest-bearing	202,205	179,932
Total deposits	234,426	210,571
Federal Home Loan Bank advances	35,567	41,253
Advances from borrowers for taxes and insurance	2,389	2,349
Other liabilities	6,981	2,908
Total liabilities	279,363	257,081
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,800,141 and 1,780,188 shares issued and outstanding at December 31, 2025 and December 31, 2024	18	9
Additional paid-in capital	15,187	8,118
Treasury stock, at cost (0 shares at December 31, 2025 and 159,442 shares at December 31, 2024)	—	(1,557)
Retained earnings	22,549	22,377
Unearned ESOP shares, at cost	(1,357)	(605)
Accumulated other comprehensive loss	(3,646)	(4,484)
Total stockholders’ equity	32,751	23,858
Total liabilities and stockholders’ equity	$312,114	$280,939

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share data)	2025	2024

INTEREST INCOME
Loans, including fees	$12,362	$11,632
Securities	1,990	1,477
Other	275	255
Total interest income	14,627	13,364
INTEREST EXPENSE
Deposits	4,311	3,837
Advances and borrowings	1,420	1,393
Total interest expense	5,731	5,230
Net interest income	8,896	8,134
Provision for credit losses available-for-sale securities	20	451
Provision for credit losses loans receivable	821	(145)
Net interest income after provision for credit losses	8,055	7,828
NONINTEREST INCOME
Service fees	134	123
Income from financial services	969	893
Fee income	854	731
Gain on sale of fixed assets	—	6
Earnings on deferred compensation plan assets	116	26
Net gains on sale of residential mortgage loans	136	87
Total noninterest income	2,209	1,866
NONINTEREST EXPENSE
Compensation and employee benefits	5,408	4,903
Core processing	1,596	1,446
Premises and equipment	924	766
Professional fees	426	232
Postage & office supplies	108	181
FDIC premiums	147	118
Advertising	307	351
Director fees	164	156
Intangible asset amortization	156	156
Other	847	569
Total noninterest expense	10,083	8,878
Income before provision for income taxes	181	816
PROVISION FOR INCOME TAXES	9	104
Net income	$172	$712

Net income per common shares - basic	$0.10	$0.42
Net income per common shares - diluted	$0.10	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2025	2024

NET INCOME	$172	$712

OTHER COMPREHENSIVE INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding gains arising during period	674	91
Net unrealized gains on available-for-sale securities	674	91

Defined benefit pension plan:
Net gains income arising during the period	386	503
Net changes in defined benefit pension plan	386	503

OTHER COMPREHENSIVE INCOME, BEFORE TAX	1,060	594
Tax effect	222	124
OTHER COMPREHENSIVE INCOME, NET OF TAX	838	470
TOTAL COMPREHENSIVE INCOME	$1,010	$1,182

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands, except share data)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, DECEMBER 31, 2024	$9	$8,118	$(1,557)	$22,377	$(605)	$(4,484)	$23,858
Net income	—	—	—	172	—	—	172
Other comprehensive income	—	—	—	—	—	838	838
ESOP shares committed to be released	—	—	—	—	84	—	84
Stock-based compensation	—	61	—	—	—	—	61
Conversion of Seneca Financial, Inc. (net of costs $1.9 million)	—	8,565	—	—	—	—	8,565
Issuance and exchange of common stock	9	—	—	—	—	—	9
Retirement of common stock	—	(1,557)	1,557	—	—	—	—
Purchase of 83,588 shares by the ESOP	—	—	—	—	(836)	—	(836)
BALANCE, DECEMBER 31, 2025	$18	$15,187	$—	$22,549	$(1,357)	$(3,646)	$32,751

BALANCE, DECEMBER 31, 2023	$9	$8,045	$(1,487)	$21,665	$(629)	$(4,954)	$22,649
Net income	—	—	—	712	—	—	712
Other comprehensive income	—	—	—	—	—	470	470
ESOP shares committed to be released	—	—	—	—	24	—	24
Stock-based compensation	—	73	—	—	—	—	73
Purchase of treasury shares at cost	—	—	(70)	—	—	—	(70)
BALANCE, DECEMBER 31, 2024	$9	$8,118	$(1,557)	$22,377	$(605)	$(4,484)	$23,858

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$172	$712
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	560	530
Provision for credit losses	841	306
Net amortization of premiums and discounts on securities	(93)	80
Gain on sale of residential mortgage loans	(136)	(87)
Proceeds from sale of residential mortgage loans	8,365	4,969
Loans originated and sold	(8,229)	(4,882)
Deferred income tax (benefit) expense	(26)	94
Gain on sale of fixed assets	—	(6)
Amortization of deferred loan fees	262	70
ESOP compensation expense	84	24
Stock based compensation expense	61	74
Earnings on investment in bank-owned life insurance	(105)	(26)
Net change in accrued interest receivable	(232)	(89)
Net change in other assets	(416)	(165)
Change in pension assets	(374)	(402)
Net change in other liabilities	4,033	513
Net cash flow provided by operating activities	4,767	1,715
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale:
Proceeds from calls and maturities	24,990	555
Principal repayments	2,163	844
Purchases	(28,557)	(12,883)
Purchase of annuity contract	(1,091)	—
Purchase of Federal Home Loan Bank of New York stock	(1,041)	(1,250)
Redemption of Federal Home Loan Bank of New York stock	1,130	887
Purchase of Federal Reserve Bank stock	(135)	—
Redemption of Federal Reserve Bank stock	4	—
Loan originations and principal collections, net	(24,684)	(5,897)
Purchases of premises and equipment	(4,797)	(3,317)
Net cash flow used in investing activities	(32,018)	(21,061)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	23,855	16,858
Change in advances from borrowers for taxes and insurance	40	(37)
Purchase of treasury stock	—	(70)
Payments on acquisition contingent consideration	(156)	(290)
Repayment of long-term FHLB advances	(63,000)	(6,000)
Proceeds from long-term FHLB advances	57,314	11,753
Net proceeds from stock offering and conversion	8,565	—
Issuance and exchange of common stock	9	—
Purchase of ESOP shares	(836)	—
Net cash flow provided by financing activities	25,791	22,214
Net change in cash and cash equivalents	(1,460)	2,868
CASH AND CASH EQUIVALENTS - beginning of the period	6,788	3,920
CASH AND CASH EQUIVALENTS - end of the period	$5,328	$6,788

SENECA BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

	Year Ended December 31,
(In thousands)	2025	2024

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$5,780	$5,213
Income taxes	$20	$101
SUPPLEMENTAL NONCASH DISCLOSURES
Purchase of treasury stock	$—	$(70)

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

1. THE ORGANIZATION

Seneca Bancorp, Inc. (“Company”) is a Maryland corporation that was incorporated in June 2025 to become the registered bank holding company for Seneca Savings Bank, National Association (“Seneca Savings” or the “Bank”) upon the conversion of Seneca Financial MHC (the “Mutual Holding Company”), a federally chartered mutual holding company, from the mutual-to-stock form of the organization, which occurred on October 15, 2025 (the “Conversion”).  In connection with the conversion, the Mutual Holding Company ceased to exist. The Company sold 1,044,858 shares of its common stock, which included 83,588 shares issued to the Employee Stock Ownership Plan (“ESOP”) at a price of $10.00 per share, for gross proceeds of approximately $10.4 million.  Offering expenses in connection with the Conversion were $1.9 million which were netted against the gross proceeds. Shares of the Company’s common stock began being quoted on the OTCQX Market on October 16, 2025 under the trading symbol “SNNF.”

The Company is the successor corporation to Seneca Financial Corp., the former federally chartered mid-tier stock holding company, which was formed in connection with the conversion of Seneca Savings Bank into the mutual holding company form of organization in October 2017, which in turn was a subsidiary of the Mutual Holding Company, which owned a majority of Seneca Financial Corp.’s outstanding common stock.

Upon completion of the Conversion, the outstanding shares of Seneca Financial Corp.’s common stock owned by stockholders other than the Mutual Holding Company were converted into shares of the Company’s common stock based on an exchange ratio of 0.9684 of a share of Company common stock for each share of Seneca Financial Corp.’s common stock, so that Seneca Financial Corp.’s existing public stockholders owned approximately the same percentage of the Company’s common stock upon the completion of the Conversion as they owned of Seneca Financial Corp.’s common stock immediately prior to the Conversion.

In connection with the Conversion, the Company provided a term loan to the ESOP to finance the ESOP’s purchase of the 83,588 shares noted above. The Company combined its existing outstanding ESOP loan in the amount of $688,000 with this new loan resulting in a new term loan to the ESOP of $1.5 million which will be repaid in annual installments over 25 years.

In connection with the Conversion, the Company established a liquidation account for the benefit of eligible and supplemental eligible account holders as defined in the Plan of Conversion and Reorganization in an amount equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion.  The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each fiscal year end.  Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation of the Company or the Bank, each such account holder will be entitled to receive balances for accounts then held.

Finally, as a result of the Conversion, all existing stock options and restricted stock awards outstanding on October 15, 2025, were adjusted based on the exchange ratio of 0.9684-to-1 including those described in Note 10 to the accompanying audited consolidated financial statements. All historical share and per share information also has been restated to reflect the 0.9684-to-1 exchange ratio.

Seneca Savings maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool, North Syracuse, Manlius and Bridgeport, New York. The Bank is a community-oriented national bank whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential mortgage and commercial loans.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and our defined benefit program, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks and interest-bearing deposits in the Federal Home Loan Bank of New York with original maturities of three months or less.

Securities

The Company classifies investment securities as available-for-sale. The Company does not hold any securities considered to be trading or held to maturity. Available-for-sale securities are reported at fair value, with net unrealized gains and losses reflected as a separate component of stockholders’ equity, net of the applicable income tax effect.

Gains or losses on investment security transactions are based on the amortized cost of the specific securities sold. Premiums and discounts on securities are amortized and accreted into income using the interest method over the period to maturity or earliest call date.

Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the accompanying consolidated financial statements.

Allowance for Credit Losses – Available-For-Sale Securities

For available-for-sale debt securities in an unrealized loss position, the Company assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (“FHLB”) according to a predetermined formula. This restricted stock is carried at cost.

Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Federal Reserve Bank Stock

The Bank is a member of the Federal Reserve Bank of New York (“FRB”).  FRB stock is carried at cost, classified as a restricted security.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by residential mortgage loans in Onondaga County located in Upstate New York. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate market and general economic conditions in these areas.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $1.2 million and $1.1 million at December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.

Consumer and credit card loans continue to accrue interest until they are charged off no later than 90 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan, but generally applies when a payment is outstanding greater than 90 days. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

The loans receivable portfolio is segmented into mortgage loans on real estate, commercial and industrial loans, and consumer loans. The mortgage loans on real estate segment consists of the following classes of loans: one-to-four family first-lien residential mortgages, residential construction, home equity loans and lines of credit, and commercial loans. Consumer loans includes home equity lines of credit on real estate, loans with junior liens and other consumer loans.

Mortgage loans on real estate:

●	One- to four-family first-lien residential — are loans secured by first lien collateral on residential real estate primarily held in the Central New York region. These loans can be affected by economic conditions and the value of underlying properties. Central New York’s housing market has consistently demonstrated stability in home prices despite economic conditions. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures ensure that its one- to four-family residential mortgage loans generally conform to secondary market guidelines.
●	Residential Construction — are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate. At the end of the construction period, the loan automatically converts to either a one- to four-family or commercial mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed. The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm. Construction delays may impair the borrower’s ability to repay the loan.
●	Home equity loans and lines of credit — are loans or lines of credit secured by first or second liens on owner-occupied residential real estate primarily held in the Central New York region. These loans can also be affected by economic conditions and the values of underlying properties.

Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. The Company does not originate interest only home equity loans.

●	Commercial — are loans used to finance the purchase of real property, which generally consists of developed real estate that is held as first lien collateral for the loan. These loans are secured by real estate properties that are primarily held in the Central New York region. Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans. Also, commercial real estate loans typically involve relatively large loan balances to single borrowers or groups of related borrowers. Accordingly, the nature of these types of loans make them more difficult for the Company to monitor and evaluate.

Commercial and industrial loans:

Includes business installment loans, lines of credit and other commercial loans. Most of the Company’s commercial loans have fixed interest rates and are for terms generally not in excess of five years.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Whenever possible, the Company collateralizes these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk because the collateral underlying the loans may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans can also involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower. Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Consumer loans:

Consist of loans secured by collateral such as an automobile or a deposit account, unsecured loans, and lines of credit. Consumer loans tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets. Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation account that is deducted to the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using the weighted-average remaining maturity (“WARM”) method using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as difference in local economy changes and forecasts, changes in the nature and volume of the portfolio and in the terms of loans, concentrations of credit exposure, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices, changes in the experience, ability and depth of lending management and relevant staff.

Management considers forward-looking information that is both reasonable and supportable and relevant to assessing the collectability of cash flows. The model calculates forward-looking adjustments for each loan category which is based on regression analysis run utilizing various national and state-level economic variables, indices and leading indicators (contained in the St. Louis FRB “FRED” data base) compared against loan category loss rates of the Bank’s specific peer group. The regression analysis for the variable that results in the highest statistical correlation with the peer-bank losses is utilized for the forward-looking adjustment. The regression analysis is run on various lagged methods (economic variable or index precedes the loss by any six-month interval between one year and three years). The adjusted loss reverts back to the historical loss rates for periods beyond the reasonable and supportable forecast period.

The allowance for credit losses is measured on a collective pool basis with receivables that have similar risk characteristics. The Company feels that given the size of the loan portfolio, less complex mix of loan products, low historic loss-rate levels, and overall credit risk profile of the loan profiles, that it is appropriate to segment the portfolio into loan categories identified by FFIEC Call Report codes and further segment by risk rating.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

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

Modifications for Debtors Experiencing Financial Difficulty

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses and because of the measurement methodologies used to estimate the allowance, a change to the allowance for credit losses is generally not recorded upon modification. The Company did not modify any loans to borrowers experiencing financial difficulty in the year ended December 31, 2025. The Company modified one loan to a borrower experiencing financial difficulty in the year ended December 31, 2024.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan in the consolidated statements of income. We had no loans held for sale at December 31, 2025 and 2024.

Income Recognition for Nonaccrual Loans

For residential and commercial classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past-due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. For other loan classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past-due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest is reversed and charged to interest income. Interest received on non-accrual loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

For non-accrual loans, when future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for credit losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less any costs to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to earnings, if necessary, to reduce the carrying value of the property to the lower of its cost or fair value less cost to sell. The Company did not have foreclosed real estate at December 31, 2025 and 2024. The Company had $758,000 and $401,000 of residential real estate loans in the process of foreclosure at December 31, 2025 and 2024, respectively.

Premises and Equipment

Land is carried at cost. Land improvements, buildings and building improvements, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are generally seven to 39 years for buildings and building improvements and three to 10 years for furniture, fixtures, and equipment.

Income Taxes

Income taxes are provided for the tax effects of certain transactions reported in the consolidated financial statements. Income taxes consist of taxes currently due plus deferred taxes related primarily to temporary differences between the financial reporting and income tax basis of the allowance for credit losses, premises and equipment, certain state tax credits, and deferred loan origination costs. The deferred tax assets and liabilities represent the future tax return consequences of the temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the authorities for 2022, 2023, 2024, and 2025 as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

Advertising

The Company charges the costs associated with advertising to expense as incurred. Advertising expenses charged to operations for the years ended December 31, 2025 and 2024 were $307,000 and $351,000, respectively.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit. Such financial instruments are recorded when they are funded. The Company does not engage in the use of derivative financial instruments.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Revenue Recognition

The Company recognizes revenue in the consolidated statements of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts, or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes earnings on deferred compensation plan assets, fees from brokerage and advisory service, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions. See Note 15 for more information regarding the Company’s non-interest income.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located primarily in Onondaga County of New York State. A large portion of the Company’s portfolio is centered in residential and commercial real estate. The Company closely monitors real estate collateral values and requires additional reviews of commercial real estate appraisals by a qualified third party for commercial real estate loans more than $500,000. All residential loan appraisals are reviewed by an individual or third party who is independent of the loan origination or approval process and was not involved in the approval of appraisers or selection of the appraiser for the transaction, and has no direct or indirect interest, financial or otherwise in the property or the transaction. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Bank-owned life insurance

The Company invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the life insurance policies, and as such, the investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies is included in noninterest income in the consolidated statements of income. The BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs. However, the Company intends to hold these policies and, accordingly, has not provided for deferred income taxes on the earnings from the increases in cash surrender value.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Pension and Postretirement Plans

The Company sponsors qualified defined benefit pension plan and supplemental executive retirement plan (“SERP”). The qualified defined benefit pension plan is funded with trust assets invested in a diversified portfolio of debt and equity securities. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, the Company makes extensive use of assumptions about inflation, investment returns, mortality, turnover, and discount rates. The Company has established a process by which management reviews and selects these assumptions annually. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase the Company’s net periodic pension costs and adversely affect the Company’s results of operations. A significant increase in the Company’s contribution requirements with respect to the Company’s qualified defined benefit pension plan could have an adverse impact on the Company’s cash flow. Changes in the key actuarial assumptions would impact net periodic benefit expense and the projected benefit obligation for the Company’s defined benefit and other postretirement benefit plan. See Note 10, “Employee Benefit Plans,” for information on these plans and the assumptions used.

Intangible Assets and Goodwill

On October 6, 2023, the Company, through its subsidiary, Seneca Savings Insurance Agency, Inc., completed the acquisition of a retirement plan book of business. The Company paid an aggregate of $714,500 in cash and recorded $475,500 in contingent consideration payable to acquire the assets and recorded a $778,000 customer list intangible asset and goodwill in the amount of $412,000 in conjunction with the acquisition. Contingent consideration paid totaled $156,000 and $290,000 for the years ended December 31, 2025 and 2024, respectively. The above-mentioned acquisition was made to expand the Company’s wealth management services activities.

The excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, is recorded as goodwill. Goodwill is carried at its acquired value and is reviewed annually for impairment, or when events or changes in circumstances indicate that carrying amounts may be impaired.

Acquired identifiable intangible assets that have finite lives are amortized over their useful economic life. The customer relationship intangibles is amortized over five years based upon the projected discounted cash flows of the accounts acquired. Acquired identifiable intangible assets that are amortized are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may be impaired.

Employee Stock Ownership Plan (“ESOP”)

Compensation expense is recognized based on the current market price of shares committed to be released to employees. All shares released and committed to be released are deemed outstanding for purposes of earnings per share calculations. Dividends declared and paid on allocated shares held by the ESOP are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity. Dividends declared on unallocated shares held by the ESOP are recorded as a reduction of the ESOP’s loan payment to the Company.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Stock-Based Compensation

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

Federal Home Loan Bank of New York Advances

The Bank has secured a Municipal Line of Credit (“MULOC”) from the FHLBNY to collateralize New York State deposits related to the Banking Development District Program. The program helps to give incentives for banks to open branches in communities with underserved banking resources. The Bridgeport branch allows us to market our deposit products in Madison County. The MULOC is collateralized by one- to four-family residential mortgage loans pledged to the FHLBNY.

Earnings per Common Share

Basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. The Company had 2,620 and 1,590 potentially dilutive common stock equivalents at December 31, 2025 and 2024, respectively. Unallocated common shares held by the ESOP as well as shares of unvested restricted stock are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released (See Note 14).

Reclassifications

Certain amounts in the 2024 consolidated financial statements have been reclassified to conform with the 2025 presentation format. These classifications are immaterial and had no effect on net income or stockholders’ equity for the periods presented herein.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

3. SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized	Unrealized	Unrealized	Allowance for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value

Available-for-sale securities:
December 31, 2025:
U.S. Treasury securities	$14,775	$36	$(16)	$—	$14,795
U.S. Government Agency securities	1,000	—	(100)	—	900
Municipal securities	16,406	3	(2,364)	(518)	13,527
Mortgage-backed securities and collateralized mortgage obligations	11,796	10	(891)	—	10,915
Corporate securities	8,608	12	(122)	—	8,498
	$52,585	$61	$(3,493)	$(518)	$48,635

December 31, 2024:
U.S. Treasury securities	$15,923	$4	$(116)	$—	$15,811
U.S. Government Agency securities	1,000	—	(162)	—	838
Municipal securities	17,151	—	(2,372)	(498)	14,281
Mortgage-backed securities and collateralized mortgage obligations	6,862	—	(1,107)	—	5,755
Corporate securities	10,152	8	(361)	—	9,799
	$51,088	$12	$(4,118)	$(498)	$46,484

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

Investment securities with carrying amounts of $27.8 million and $22.2 million were pledged to secure deposits and for other purposes required or permitted by law at December 31, 2025 and 2024, respectively. The Company had pledged collateralized mortgage obligations with a book value of $5.1 million and market value of $4.6 million at December 31, 2025, and a book value of $178,000 and a market value of $165,000 at December 31, 2024, to a local municipality collateralizing their deposits. The Company has pledged New York municipal bonds with a book value of $1.4 million and a market value of $1.2 million at December 31, 2025, and a book value of $337,000 and a market value of $282,000 at December 31, 2024, to the link deposit program.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	At December 31, 2025		At December 31, 2024
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$14,434	$13,868	$14,225	$13,723
Due after one year through five years	13,866	13,185	15,878	15,107
Due after five years through ten years	9,056	7,986	9,840	8,566
Due after ten years	3,433	2,681	4,283	3,333
	40,789	37,720	44,226	40,729
Mortgage-backed securities and collateralized mortgage obligations	11,796	10,915	6,862	5,755
	$52,585	$48,635	$51,088	$46,484

The Company did not sell available-for-sale securities during the years ended December 31, 2025 and 2024.

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

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Twelve Months and Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value

December 31, 2025:
U.S. Treasury securities	$(1)	$996	$(15)	2,984
U.S. Government Agency securities	—	—	(100)	900
Municipal securities	(1)	1,025	(2,363)	11,300
Mortgage-backed securities and collateralized mortgage obligations	(32)	3,871	(859)	5,359
Corporate securities	—	—	(122)	5,718
	$(34)	$5,892	$(3,459)	$26,261

December 31, 2024:
U.S. Treasury securities	$—	$—	$(116)	$2,874
U.S. Government Agency securities	—	—	(162)	839
Municipal securities	(24)	1,114	(2,348)	11,769
Mortgage-backed securities and collateralized mortgage obligations	—	—	(1,107)	5,755
Corporate securities	(4)	896	(357)	8,402
	$(28)	$2,010	$(4,090)	$29,639

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

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

At December 31, 2025, one U.S. Treasury, two municipal, and two collateralized mortgage obligation securities were in a loss position for less than one year. At December 31, 2025, one government agency, one U.S. treasury, thirty-one municipal, four mortgage-backed, ten collateralized mortgage obligation securities and eight corporate securities were in a continuous loss position for more than twelve months.

At December 31, 2024, one corporate security and three municipal securities were in a continuous loss position for less than one year. At December 31, 2024, one government agency, one U.S. Treasury, thirty-two municipal, four mortgage-backed, ten collateralized mortgage obligation, and twelve corporate securities were in a continuous loss position for more than twelve months.

Allowance for Credit Losses for Debt Securities:

The following table presents the allowance for credit losses on available-for-sale debt securities.

(In thousands)	Municipal Securities

December 31, 2025:
Balance, beginning of period	$498
Provision for credit losses, not previously recorded	20
Balance, end of period	$518

December 31, 2024:
Balance, beginning of period	$47
Provision for credit losses, not previously recorded	451
Balance, end of period	$498

At December 31, 2025 and 2024, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $148,000 and $474,000, respectively. This is comprised of the Madison County Capital Resource Corp. (Cazenovia College) bond that was in default at December 31, 2025 and 2024. The bond is collateralized with all the assets and real estate of the issuer which will be monetized to satisfy bond holders.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

4. LOANS

Net loans for the December 31, 2025 and 2024 are as follows:

	At December 31,
(In thousands)	2025	2024

Mortgage loans on real estate:
One-to four-family first lien residential	$93,006	$101,236
Residential construction	3,196	1,288
Home equity loans and lines of credit	15,921	11,916
Commercial	87,954	59,505
Total mortgage loans on real estate	200,077	173,945
Commercial and industrial	22,243	23,411
Consumer loans	4,349	5,339
Total loans	226,669	202,695
Allowance for credit losses	(1,915)	(1,804)
Net deferred loan costs	1,276	1,538
Net loans	$226,030	$202,429

Residential real estate loans serviced for others, not included in net loans, by the Company totaled $33.4 million and $29.4 million at December 31, 2025 and 2024, respectively.

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

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprise approximately 88.3% and 85.8% of the portfolio at December 31, 2025 and 2024, respectively. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of originating these types of loans.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Description of Credit Quality Indicators

Real estate, commercial and consumer loans are assigned a “Pass” rating unless the loan has demonstrated signs of weakness as indicated by the ratings below:

●	Special Mention: The relationship is protected but are potentially weak. These assets may constitute an undue and unwarranted credit risk but not to the point of justifying a substandard rating. All loans 60 days past-due are classified Special Mention. The loan is not upgraded until it has been current for six consecutive months.
●	Substandard: The relationship is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledge, if any. Assets so classified have a well-defined weakness or a weakness that jeopardizes the liquidation of the debt. All loans 90 days past-due are classified Substandard. The loan is not upgraded until it has been current for six consecutive months.
●	Doubtful/Loss: Loans are considered uncollectible and of such little value that continuance as bankable assets are not warranted. It is not practicable or desirable to defer writing off this basically worthless asset even though partial recovery may be possible in the future.

The risk ratings are evaluated at least annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial, real estate or consumer loans.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

The following tables present the loans to customers as of December 31, 2025 and 2024, based on year of origination within each credit quality indicator:

	At December 31, 2025
								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Mortgage loans on real estate:
One-to-four-family first lien residential:
Pass	$2,429	$2,712	$10,223	$16,772	$10,643	$50,227	$—	$—	$93,006
Total	2,429	2,712	10,223	16,772	10,643	50,227	—	—	93,006
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential construction:
Pass	2,190	750	—	113	—	143	—	—	3,196
Total	2,190	750	—	113	—	143	—	—	3,196
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity loans and lines of credit:
Pass	278	636	—	—	—	60	14,682	265	15,921
Total	278	636	—	—	—	60	14,682	265	15,921
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Pass	31,612	8,687	12,995	7,331	6,581	16,919	—	—	84,125
Special Mention	—	576	—	—	—	—	—	—	576
Substandard	—	1,221	735	—	—	1,297	—	—	3,253
Total	31,612	10,484	13,730	7,331	6,581	18,216	—	—	87,954
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial:
Pass	8,179	4,619	3,260	1,827	1,554	2,298	—	—	21,737
Special Mention	31	288	94	93	—	—	—	—	506
Total	8,210	4,907	3,354	1,920	1,554	2,298	—	—	22,243
Current period gross write-offs	$—	$—	$(652)	$(7)	$(4)	$(16)	$—	$—	$(679)
Current period recoveries	—	—	—	—	—	2	—	—	2
Current period net write-offs	$—	$—	$(652)	$(7)	$(4)	$(14)	$—	$—	$(677)

Consumer:
Pass	711	1,788	731	909	1	116	92	1	4,349
Total	711	1,788	731	909	1	116	92	1	4,349
Current period gross write-offs	$—	$(28)	$(9)	$—	$—	$(2)	$—	$—	$(39)
Current period recoveries	—	—	5	—	—	1	—	—	6
Current period net write-offs	$—	$(28)	$(4)	$—	$—	$(1)	$—	$—	$(33)

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	At December 31, 2024
								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Mortgage loans on real estate:
One-to-four-family first lien residential:
Pass	$5,633	$12,938	$18,451	$11,101	$7,929	$45,184	$—	$—	$101,236
Total	5,633	12,938	18,451	11,101	7,929	45,184	—	—	101,236
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential construction:
Pass	1,006	—	120	—	101	61	—	—	1,288
Total	1,006	—	120	—	101	61	—	—	1,288
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity loans and lines of credit:
Pass	768	—	—	—	—	65	10,895	188	11,916
Total	768	—	—	—	—	65	10,895	188	11,916
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Pass	9,609	12,513	8,375	6,939	4,434	15,124	—	—	56,994
Substandard	500	—	—	—	97	1,914	—	—	2,511
Total	10,109	12,513	8,375	6,939	4,531	17,038	—	—	59,505
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial:
Pass	6,145	5,802	5,975	1,656	1,502	1,593	—	—	22,673
Substandard	738	—	—	—	—	—	—	—	738
Total	6,883	5,802	5,975	1,656	1,502	1,593	—	—	23,411
Current period gross write-offs	$—	$(31)	$—	$(25)	$—	$(22)	$—	$—	$(78)
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$(31)	$—	$(25)	$—	$(22)	$—	$—	$(78)

Consumer:
Pass	2,536	1,038	1,406	271	47	41	—	—	5,339
Total	2,536	1,038	1,406	271	47	41	—	—	5,339
Current period gross write-offs	$(4)	$(10)	$(4)	$—	$—	$—	$—	$—	$(18)
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$(4)	$(10)	$(4)	$—	$—	$—	$—	$—	$(18)

At December 31, 2025, two loan relationships consisting of one commercial real estate loan for each relationship, were downgraded to substandard, resulting in a net increase of substandard loans by $742,000 as compared to December 31, 2024. A loan relationship consisting of one commercial real estate loan and seven commercial and industrial loans totaling $1.1 million was downgraded to special mention from watch, increasing special mention loans by $576,000 and $506,000, respectively, as compared to December 31, 2024. At December 31, 2024, a loan relationship consisting of two commercial and industrial loans totaling $738,000 was rated substandard. One commercial real estate loan relationship consisting of two loans totaling $500,000 was restructured and rated as substandard during the year ended December 31, 2024. All commercial loan relationships are current and paying as agreed.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Loans are considered past-due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past-due loans, segregated by class of loans, are as follows:

	At December 31, 2025

	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
(In thousands)	Past-Due	Past-Due	Past-Due	Due	Current	Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$2,310	$297	$770	$3,377	$89,629	$93,006
Residential construction	—	—	—	—	3,196	3,196
Home equity loans and lines of credit	139	53	32	224	15,697	15,921
Commercial	314	735	843	1,892	86,062	87,954
Total mortgage loans on real estate	2,763	1,085	1,645	5,493	194,584	200,077
Commercial and industrial	33	—	—	33	22,210	22,243
Consumer loans	42	3	—	45	4,304	4,349
Total loans	$2,838	$1,088	$1,645	$5,571	$221,098	$226,669

	At December 31, 2024

	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
(In thousands)	Past-Due	Past-Due	Past-Due	Due	Current	Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$1,089	$230	$369	$1,688	$99,548	$101,236
Residential construction	—	—	—	—	1,288	1,288
Home equity loans and lines of credit	1	—	32	33	11,883	11,916
Commercial	371	—	—	371	59,134	59,505
Total mortgage loans on real estate	1,461	230	401	2,092	171,853	173,945
Commercial and industrial	513	—	—	513	22,898	23,411
Consumer loans	5	9	—	14	5,325	5,339
Total loans	$1,979	$239	$401	$2,619	$200,076	$202,695

At December 31, 2025 and 2024, we had approximately $32,000 home equity loans and lines of credit past-due 90 days and still accruing. Nonaccrual loans, segregated by class of loan as of December 31, 2025 and 2024 are as follows:

	At December 31, 2025
		Nonaccrual
		loans
		without
		related
		allowance
		for	Recognized
	Nonaccrual	credit	interest
(In thousands)	loans	losses	income
Mortgage loans on real estate:
One-to four-family first lien	$1,455	$1,054	$—
Residential construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial	1,578	1,578	6
Commercial and industrial	41	41	—
Consumer loans	—	—	—
Total nonaccrual loans	$3,074	$2,673	$6

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	At December 31, 2024
		Nonaccrual
		loans
		without
		related
		allowance
		for	Recognized
	Nonaccrual	credit	interest
(In thousands)	loans	losses	income
Mortgage loans on real estate:
One-to four-family first lien	$369	$369	$—
Residential construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial	46	—	—
Consumer loans	—	—	—
Total nonaccrual loans	$415	$369	$—

Collateral-dependent loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

	At December 31, 2025

(In thousands)	Amortized cost	Collateral type
Real estate:
Residential one-to four-family	$725	Residential real estate property
Home equity line of credit	32	Residential real estate property
Commercial real estate	1,590	Commercial real estate property
Total real estate	$2,347

Commercial and industrial loans	$41	Commercial business assets
Total commercial and industrial	$41

	At December 31, 2024

(In thousands)	Amortized cost	Collateral type
Real estate:
Residential one-to four-family	$620	Residential real estate property
Home equity line of credit	32	Residential real estate property
Total real estate	$652

During the year ended December 31, 2024, two Commercial loans to one borrower were combined into one loan to extend the terms of the loans and increase the collateral coverage of the portfolio relationship with an amortized cost basis of $493,000, representing 0.56% of the total class of financing receivable. There were no loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2025.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the year and were current as of December 31, 2025.

Changes in the allowance for credit losses for the years ended December 31, 2025 and 2024 are as follows:

	At December 31, 2025

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,071	$372	$144	$217	$1,804
Charge-offs	—	(679)	(39)	—	(718)
Recoveries	—	2	6	—	8
Provision	98	760	77	(114)	821
Ending balance	$1,169	$455	$188	$103	$1,915

	At December 31, 2024

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,218	$325	$93	$409	$2,045
Charge-offs	—	(78)	(18)	—	(96)
Recoveries	—	—	—	—	—
Provision	(147)	125	69	(192)	(145)
Ending balance	$1,071	$372	$144	$217	$1,804

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

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

	At December 31,
	2025	2024

Balance, beginning of period	$780	$924
Proceeds	300	—
Payments	(229)	(144)
Balance, end of period	$851	$780

5. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2025 and 2024 are summarized as follows:

	At December 31,
(In thousands)	2025	2024

Building and building improvements	$9,976	$7,125
Construction in progress	4,604	3,346
Furniture, fixtures and equipment	3,231	2,760
	17,811	13,231
Accumulated depreciation	(4,621)	(4,434)
Total	$13,190	$8,797

Construction in progress is comprised of ongoing improvements to existing branches, construction of a new branch, and purchase of land for a branch. Depreciation expense for the years ended December 31, 2025, and 2024 was $404,000 and $375,000, respectively. Construction commitments at December 31, 2025 and December 31, 2024, were $43,000 and $1.4 million, respectively.

6. DEPOSITS

Deposits, by deposit type, are summarized as follows:

	At December 31,
(In thousands)	2025	2024

Demand deposits	$32,221	$30,639
NOW accounts	27,801	27,058
Regular savings and demand clubs	25,662	22,752
Money markets	86,420	62,767
Certificates of deposit and retirement accounts	62,322	67,355
	$234,426	$210,571

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Scheduled maturities of certificates of deposit and retirement accounts are summarized as follows:

(In thousands)	At December 31, 2025

2026	$47,194
2027	9,390
2028	4,018
2029	1,480
2030	240
Thereafter	—
$62,322

The aggregate amount of time deposits in denominations of $250,000 or more were $38.1 million and $38.3 million including broker deposits of  $16.7 million and $16.9 million at December 31, 2025 and 2024, respectively. Under the Dodd-Frank Act, deposit insurance per account owner is $250,000.

Interest expense on deposits for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
(In thousands)	2025	2024

NOW accounts	$25	$24
Regular savings and demand clubs	110	20
Money markets	2,159	1,407
Certificates of deposit and retirement accounts	2,017	2,386
	$4,311	$3,837

Related party deposits for the years ended December 31, 2025, and 2024 were $1.5 million and $1.3 million, respectively.

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLBNY”) reflect advances borrowed from the FHLBNY. The FHLBNY charges a substantial prepayment penalty for early payoff of an advance. The unamortized balances on advances at December 31, 2025 and 2024 are summarized as follows:

	At December 31,
(In thousands)	2025	2024

Term Advances:
FHLB fixed-rate advances	$34,567	$39,253
Repurchase Advances:
FHLB fixed-rate repurchase advances	1,000	2,000

Total Advances	$35,567	$41,253

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

The contractual maturities and weighted average rates of advances from FHLBNY at December 31, 2025 are as follows (dollars in thousands):

2026	$10,814	2.03%
2027	8,753	2.56%
2028	13,000	4.42%
2029	2,000	4.61%
2030	1,000	4.33%
	$35,567	3.24%

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. At December 31, 2025, we had the ability to borrow approximately $86.1 million under our credit facilities with FHLBNY, of which $47.1 million was advanced. Residential and commercial mortgage loans of $69.5 million and $68.9 million at December 31, 2025 and 2024, respectively, and investment securities of $16.6 million and $12.5 million at December 31, 2025 and 2024, respectively, have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings.  The total outstanding indebtedness under borrowing facilities with the FHLBNY cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company has a municipal letter of credit (MULOC) with the FHLBNY collateralizing a $10.0 million certificate of deposit with the State of New York Banking Development District at December 31, 2025 and 2024. The New York State certificate was deposited after the Company opened its fourth location in Bridgeport, New York. The Company also has an $8.0 million dollar line of credit with two correspondent banks that is available on an unsecured basis and has no draws at December 31, 2025 and 2024.

8. INCOME TAXES

Income tax expense for the years ended December 31, 2025 and 2024 is summarized as follows (in thousands):

	Year Ended December 31,
(In thousands)	2025	2024

Current:
Federal	$21	$6
State	14	4
	35	10
Deferred:
Federal	(26)	94
State	—	—
	(26)	94
Total provision for income taxes	$9	$104

The Company’s deferred federal and state income tax and related valuation accounts represents the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP and how such assets and liabilities are recognized under federal and state tax law. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

The components of the net deferred tax liabilities, included in other liabilities at December 31, 2025 and 2024 in the consolidated statements of financial condition, are as follows:

	At December 31,
(In thousands)	2025	2024

Deferred tax assets:
Allowance for credit losses	$625	$589
Net operating loss carryforward	937	813
Nonaccrual interest	13	4
Net unrealized loss on securities available-for-sale	721	862
Other	99	98
Total deferred tax assets	2,395	2,366
Deferred tax liabilities:
Net retirement plans	(2,050)	(1,872)
Depreciation	(490)	(403)
Deferred loan fees	(328)	(394)
Other	—	(1)
Total deferred tax liabilities	(2,868)	(2,670)
Valuation allowance	(478)	(449)
Net deferred tax liabilities	$(951)	$(753)

Items that give rise to differences between income tax expense included in the statements of income and taxes computed by applying the statutory federal tax at a rate of 21% for the periods below included the following:

	Year Ended December 31,
(Dollars in thousands)	2025

Computed at the statutory rate	$38	21.0%
Change in valuation allowance	29	15.9%
State tax (net of federal benefit)	(18)	(9.8)%
Nontaxable interest and dividend	(34)	(18.6)%
Income from deferred compensation plan assets	(22)	(12.1)%
Other items	16	8.5%
Income tax provision	$9	4.9%

	Year Ended December 31,
(Dollars in thousands)	2024

Computed at the statutory rate	$171	21.0%
Change in valuation allowance	107	13.0%
State tax (net of federal benefit)	(107)	(13.0)%
Nontaxable interest and dividend	(31)	(3.8)%
Income from deferred compensation plan assets	(3)	(0.4)%
Other items	(33)	(4.1)%
Income tax provision	$104	12.7%

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Income taxes paid (net of refunds) for the periods below included the following:

	Year Ended December 31,
(In thousands)	2025	2024

Federal	$—	$100
State	20	1
Total	$20	$101

	Year Ended December 31,
(In thousands)	2025	2024

State:
New York	$16	$1
Pennsylvania(1)	4	—
	$20	$1

(1) Jurisdiction below the threshold for the period presented

New York State (“NYS”) tax law changes were enacted in 2015 that resulted in the Company generating a significant deduction, ultimately putting the Company in a NYS net operating loss position for tax purposes that will persist for the foreseeable future. It is anticipated that the Company will continue to be subject to NYS tax based upon apportioned capital. Therefore, in 2015, the Company recorded a valuation allowance against its net New York deferred tax asset as of December 31, 2015 as it is unlikely this deferred tax asset will impact the Company’s New York tax liability in future years. The increase in valuation allowance at December 31, 2025 from December 31, 2024 was due to the increase in NYS deferred tax assets.

At December 31, 2025 and 2024, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Under current income tax laws, the base-year reserves would be subject to recapture if the Company pays a cash dividend in excess of earnings and profits or liquidates. The Bank does not expect to take any actions in the foreseeable future that would require the recapture of any Federal reserves. As a result, a deferred tax liability has not been recognized with respect to the Federal base-year reserve of $2,188,157 at December 31, 2025 and 2024, because the Bank does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $459,513 at December 31, 2025 and 2024. It is more likely than not that this liability will never be incurred because, as noted above, the Bank does not expect to take any action in the future that would result in this liability being incurred.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

9. COMPREHENSIVE LOSS

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Year Ended December 31, 2025
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(3,243)	$(1,241)	$(4,484)
Other comprehensive income	533	305	838
Ending balance	$(2,710)	$(936)	$(3,646)

	Year Ended December 31, 2024
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(3,316)	$(1,638)	$(4,954)
Other comprehensive income	73	397	470
Ending balance	$(3,243)	$(1,241)	$(4,484)

The amounts of income tax (expense) benefit allocated to each component of other comprehensive loss are as follows:

	Year Ended December 31,
	2025			2024
	Before	Tax		Before	Tax
	Tax	(Expense)		Tax	(Expense)
(In thousands)	Amount	Benefit	Net	Amount	Benefit	Net

Available-for-sale securities:
Unrealized holding gains arising during period	$674	$(141)	$533	$91	$(19)	$72
Reclassification adjustment for net losses included in net income	—	—	—	—	—	—
Net unrealized gains on available-for-sale securities	674	(141)	533	91	(19)	72

Defined Benefit Pension Plan:
Net gains arising during the period	386	(81)	305	503	(105)	398
Less reclassification of amortization of net losses recognized in net pension expense	—	—	—	—	—	—
Net changes in defined benefit pension plan	386	(81)	305	503	(105)	398
Other Comprehensive Income	$1,060	$(222)	$838	$594	$(124)	$470

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

No amounts were reclassified out of accumulated other comprehensive loss (AOCL) for the years ended December 31, 2025 and 2024.

10. EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (“SERP”)

Beginning in 2016, the Company instituted a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At December 31, 2025 and 2024, the Company recorded $219,000 and $194,000, respectively, for the SERP in other liabilities on the consolidated statements of financial condition. Expenses for the SERP are included in compensation and employee benefits on the consolidated statements of income and were approximately $25,000 and $24,000, respectively, for the years ended December 31, 2025 and 2024.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a noncontributory defined benefit pension plan (the “Pension Plan”). Substantially all employees participate in the retirement plan on a noncontributing basis and are fully vested after five years of service.

On October 13, 2017, the Compensation Committee elected to soft-freeze the defined benefit pension plan effective January 1, 2018. All employees hired after that date will not be eligible to participate in the defined benefit pension plan; they will, however, be able to participate in a 401k plan that the Company will match up to 50% of the employee elected contribution amount capped at 5% of the employee’s earnings. Expense for the 401k is included in the compensation and employee benefits on the consolidated statement of income and was $82,000 and $51,000, respectively for the years ended December 31, 2025 and 2024.

The mortality table used in 2025 and 2024 was RP-2014 (adjusted) with MP-2021 mortality improvements.

Information pertaining to the activity in the Pension Plan for the years ended December 31, 2025 and 2024 is as follows:

	At December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$8,641	$8,815
Service cost	231	215
Interest cost	514	501
Actuarial loss (gain)	145	(89)
Benefits paid	(1,276)	(801)
Benefit obligation at end of year	8,255	8,641

Change in plan assets:
Fair value of plan assets at beginning of year	$15,886	$15,155
Actual return on plan assets	1,650	1,532
Benefits paid	(1,276)	(801)
Fair value of plan assets at end of year	16,260	15,886

Net amount recognized, funded status	$8,005	$7,245

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

The accumulated benefit obligation was $8.3 million and $8.6 million at December 31, 2025 and 2024, respectively.

The assumptions used to determine the benefit obligation at December 31, 2025 and 2024 are as follows:

	At December 31,
	2025	2024
Discount rate	6.14%	6.17%
Rate of increase in compensation levels	3.00%	3.00%

The components of net periodic pension cost and amounts recognized in other comprehensive income for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
(In thousands)	2025	2024

Net periodic expenses recognized in income:
Service cost	$231	$215
Interest cost	514	501
Expected return on assets	(1,119)	(1,118)
Net periodic pension benefit	(374)	(402)

Total recognized in other comprehensive income	(386)	(503)
Total recognized in net periodic pension cost and other comprehensive income	$(760)	$(905)

The assumptions used to determine net periodic pension cost for the years ended December 31, 2025 and 2024 are as follows:

	At December 31,
	2025	2024

Discount rate	6.17%	5.84%
Expected long-term rate of return on plan assets	7.00%	7.00%
Rate of increase in compensation levels	3.00%	3.00%

The long-term rate of return on assets assumption was set based on historical returns earned by the asset allocation of the investments currently used by the Pension Plan, which are expected to continue in the future.

Pension Plan assets are invested in diversified funds under the advice of Edgewater Advisors, Ltd. The investment funds include a series of mutual funds, each with its own investment objectives, investment strategies and risks.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

The fair values of the Company’s Pension Plan assets by asset category are as follows (dollars in thousands):

		At December 31, 2025
	Asset Category	Total	Level 1	Level 2
	Equities & Commodities:
(1)	Equity Income Separate Account-Z	$834	$—	$834
(2)	LargeCap S&P 500 Index Separate Account-Z	3,245	—	3,245
(3)	Blue Chip Separate Account-Z	782	—	782
(4)	MidCap S&P 400 Index Separate Account-Z	1,961	—	1,961
(5)	SmallCap S&P 600 Index Separate Account-Z	1,643	—	1,643
(6)	Global Emerging Markets Separate Account-Z	814	—	814
(7)	Real Estate Securities Sep Acct-Z	478	—	478
	Fixed Income:
(8)	LDI Short Duration Separate Account-Z	1,605	—	1,605
(9)	Core Fixed Income Separate Account-Z	1,602	—	1,602
(10)	Core Plus Bond Separate Account-Z	1,612	—	1,612
(11)	Inflation Protection Separate Account-Z 3-BlackRock	797	—	797
(12)	High Yield Separate Account-Z	810	—	810
(13)	Liquid Asset Separate Account-Z	77	—	77
	Total Market Value	$16,260	$—	$16,260

		At December 31, 2024
	Asset Category	Total	Level 1	Level 2
	Equities & Commodities:
(1)	Equity Income Separate Account-Z	$775	$—	$775
(2)	LargeCap S&P 500 Index Separate Account-Z	3,229	—	3,229
(3)	Blue Chip Separate Account-Z	816	—	816
(4)	MidCap S&P 400 Index Separate Account-Z	1,907	—	1,907
(5)	SmallCap S&P 600 Index Separate Account-Z	1,602	—	1,602
(6)	Global Emerging Markets Separate Account-Z	734	—	734
(7)	Real Estate Securities Sep Acct-Z	456	—	456
	Fixed Income:
(8)	LDI Short Duration Separate Account-Z	1,603	—	1,603
(9)	Core Fixed Income Separate Account-Z	1,564	—	1,564
(10)	Core Plus Bond Separate Account-Z	1,571	—	1,571
(11)	Inflation Protection Separate Account-Z 3-BlackRock	777	—	777
(12)	High Yield Separate Account-Z	798	—	798
(13)	Liquid Asset Separate Account-Z	54		54
	Total Market Value	$15,886	$—	$15,886

Level 1 — Quoted Prices in Active Markets for Identical Assets

Level 2 — Significant Observable Inputs

Level 3 — Significant Unobservable Inputs

There were no Level 3 plan assets as of December 31, 2025 and 2024.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Fund Descriptions:

(1)	Equity Income Separate Account-Z: The investment seeks to provide current income and long-term growth of income and capital. Under normal circumstances, the fund invests at least 80% of its net assets, plus any borrowings for investment purposes, in dividend-paying equity securities at the time of purchase. It usually invests in equity securities of companies with large and medium market capitalizations. The fund invests in value equity securities, an investment strategy that emphasizes buying equity securities that appear to be undervalued.
(2)	Large Cap S&P 500 Index Separate Account-Z: The investment option normally invests the majority of assets in common stocks of companies that compose the S&P 500 Index. Management attempts to mirror the investment performance of the index by allocating assets in approximately the same weightings as the S&P 500 Index. Over the long-term, management seeks a very close correlation between the performance of the Separate Account before expenses and that of the S&P 500 Index.
(3)	Blue Chip Separate Account-Z: The investment seeks long-term growth of capital. The fund normally invests at least 80% of its net assets, plus any borrowings for investment purposes, in equity securities of companies with large market capitalizations at the time of purchase that, in the fund’s investment advisor’s opinion, display characteristics of a “blue chip” company. The advisor tends to focus on securities of companies that show potential for growth of capital as well as an expectation for above average earnings. The fund invests in securities of foreign companies, as well as companies with medium market capitalizations.
(4)	Mid Cap S&P 400 Index Separate Account-Z: The investment option normally invests the majority of assets in common stocks of companies that compose the S&P MidCap 400 Index. Management attempts to mirror the investment performance of the index by allocating assets in approximately the same weightings as the S&P MidCap 400 Index. Over the long-term, management seeks a very close correlation between the performance of the Separate Account before expenses and that of the S&P MidCap 400 Index.
(5)	Small Cap S&P 600 Index Separate Account-Z: The investment seeks long-term growth of capital and normally invests the majority of assets in common stocks of companies that compose the S&P SmallCap 600 Index. Management attempts to mirror the investment performance of the index by allocating assets in approximately the same weightings as the S&P 600 Index. Over the long-term, management seeks a very close correlation between the performance of the Separate Account before expenses and that of the S&P 600 Index.
(6)	Global Emerging Markets Separate Act-Z: The investment option normally invests the majority of assets in equities of companies in emerging market countries. It invests in securities of companies with their principal place of business or principal office in emerging market countries; companies for which the principal securities trade in an emerging market; or companies, regardless of where their securities are traded, that derive 50% of their total revenue from either goods or services produced in emerging market countries. The fund may invest in securities of companies with small to medium market capitalizations.
(7)	Real Estate Securities Sep Acct-Z: The investment seeks to generate a total return. Under normal circumstances, the fund invests at least 80% of its net assets, plus any borrowings for investment purposes, in equity securities of companies principally engaged in the real estate industry at the time of purchase. It invests in equity securities regardless of market capitalization (small, medium or large). The fund concentrates its investments (invest more than 25% of its net assets) in securities in the real estate industry. It is non-diversified.
(8)	LDI Short Duration Separate Account-Z: The investment seeks to maximize total returns from the universe of debt securities in which the Portfolio invests. As a non-fundamental policy, under normal circumstances, the Portfolio will invest at least 80% of its net assets in fixed income securities considered to be investment grade quality. In addition, the Portfolio is authorized to invest more than 25% of its total assets in U.S. Treasury bonds, bills and notes, and obligations of federal agencies and instrumentalities.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

(9)	Core Fixed Income Separate Account-Z: The investment seeks to provide a high level of current income consistent with preservation of capital. The fund invests primarily in a diversified pool of investment grade fixed-income securities, including corporate securities, U.S. government securities, asset-backed securities and mortgage-backed securities. It maintains an average portfolio duration that is within from 75% to 125% of the duration of the Bloomberg Barclays US Aggregate Bond Index.
(10)	Core Plus Bond Separate Account-Z: The investment option invests primarily in intermediate-term, fixed-income investments such as public and private corporate bonds, commercial and residential mortgages, asset-backed securities, and US government and agency-backed securities. Value is added primarily through sector allocation and security selection. The Separate Account may enter into reverse repurchase agreements to attempt to enhance portfolio return and income.
(11)	Inflation Protection Separate Account-Z 3-BlackRock: The investment seeks to provide current income and real (after inflation) total returns. The fund invests primarily in inflation-indexed bonds of varying maturities issued by the U.S. and non-U.S. governments, their agencies or instrumentalities, and U.S. and non-U.S. corporations. It normally maintains an average portfolio duration that is within from 80% to 120% of the duration of the Bloomberg U.S. Treasury Inflation Protected Securities (TIPS) Index. The fund is not managed to a particular maturity.
(12)	High Yield Sep Acct Z: The investment seeks to provide a high level of current income. The fund invests at least 80% of its net assets, plus any borrowings for investment purposes, in below investment grade bonds and bank loans (sometimes called “high yield” or “junk”) which are rated, at the time of purchase, Ba1 or lower by Moody’s and BB+ or lower by S&P Global. It also invests in investment grade bank loans (also known as senior floating rate interests) and securities of foreign issuers, including those located in developing or emerging markets.
(13)	Liquid Assets Separate Account-Z: The investment seeks as high a level of current income as is considered consistent with preservation of principal and maintenance of liquidity. It invests in a portfolio of high quality, short-term instruments. The investments are U.S. dollar denominated securities which the sub-advisor believes present minimal credit risks. The sub-advisor maintains a dollar weighted average portfolio maturity of 60 days or less.

The fair values of mutual funds are based upon quoted prices of each fund’s underlying securities. The Company was not required to make any contributions to its defined benefit pension plan in 2025 and 2024.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (dollars in thousands):

Estimated pension payments:
2026	$574
2027	$577
2028	$563
2029	$555
2030	$687
2031-2035	$3,338

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

Effective upon the completion of the Company’s initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 original shares of common stock on the open market at an average price of  $10.00 per share. Also, as part of the recent Conversion, the Company sold 83,588 shares of its common stock to the ESOP at a price of $10.00 per share. The outstanding balance of the October 2017 ESOP loan ($687,687 and the new ESOP loan $835,880) were combined as of the date of the recent Conversion. The new ESOP loan will be repaid principally from the Bank’s contribution to the ESOP in annual payments through 2049 at a fixed interest rate of 7.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized approximately $84,000 and $24,000 of compensation expense related to this plan for the year ended December 31, 2025 and December 31, 2024 respectively.

At December 31, 2025, there were 135,698 shares not yet released having an aggregate market value of approximately $1.4 million. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

STOCK-BASED COMPENSATION

In August 2019, the Board of Directors of the Company approved the grant of stock option awards to its Directors and Executive Officers under the 2019 Equity Plan that had 96,967 original shares authorized for option awards. A total of 47,500 original stock option awards were granted to five Directors and nine Officers of the Company at an exercise price of $9.20 per share. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or September 2029. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions: risk-free interest rate of 1.5%; volatility factors of the expected market price of the Company’s common stock of 21.23%; weighted average expected lives of the options of 7.5 years. Based upon these assumptions, the weighted average fair value of options granted was $2.52.

In May 2020, the Board of Directors of the Company approved the grant of stock option awards to Executive Officers under the 2019 Stock Option Plan. A total of 5,000 original stock option awards were granted to five officers of the Company at an exercise price of $6.52. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2030. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for the options granted in May of 2020: risk-free interest rate of 0.49%; volatility factors of the expected market price of the Company’s common stock of 34.21%; weighted average expected lives of the options of 6.5 years. Based upon these assumptions, the weighted average fair value of options granted was $2.27.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

In June 2021, the Board of Directors of the Company approved the grant of stock option awards to Executive Officers and Directors under the 2019 Stock Option Plan. A total of 15,900 original stock option awards were granted to directors and executive officers of the Company at an exercise price of $9.75. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or July 2031. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for the options granted in June of 2021: risk-free interest rate of 1.14%; volatility factors of the expected market price of the Company’s common stock of 29.06%; weighted average expected lives of the options of 6.5 years. Based upon these assumptions, the weighted average fair value of options granted was $3.08.

In May 2022, the Board of Directors of the Company approved the grant of stock option awards to Executive Officers and Directors under the 2019 Stock Option Plan. A total of 4,800 original stock option awards were granted to directors and executive officers of the Company at an exercise price of $11.25. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2032. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for the options granted in May of 2022: risk-free interest rate of 2.99%; volatility factors of the expected market price of the Company’s common stock of 28.68%; weighted average expected lives of the options of 6.5 years. Based upon these assumptions, the weighted average fair value of options granted was $4.02.

In May 2023, the Board of Directors of the Company approved the grant of stock option awards to Executive Officers and Directors under the 2019 Stock Option Plan. A total of 2,000 original stock option awards were granted to Directors and Executive Officers of the Company at an exercise price of $8.83. The awards vest ratably over five years (20% per year for each year of the participant’s service with the Company) and will expire ten years from the date of the grant, or June 2033. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for the options granted in May of 2023: risk-free interest rate of 3.53%; volatility factors of the expected market price of the Company’s common stock of 29.22%; weighted average expected lives of the options of 6.5 years. Based upon these assumptions, the weighted average fair value of options granted was $2.93.

In November 2025, the Board of Directors of the Company approved the grant of stock option awards to Directors under the 2019 Stock Option Plan. A total of 5,600 stock option awards were granted to Directors at an exercise price of $9.78. Of the total awards, 800 stock option awards vest ratably over three years (33% per year for each year of the participant’s service with the Company) and 4,800 stock option awards vest ratably over five years (20% per year for each year of the participant’s service with the Company), however, all 5,600 stock option awards will expire ten years from the date of the grant, or November 2035. The fair value of each option grant was established at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model used the following weighted average assumptions for the options granted in November of 2025: risk-free interest rate of 3.82%; volatility factors of the expected market price of the Company’s common stock of 26.84%; weighted average expected lives of the options of 6.5 years. Based upon these assumptions, the weighted average fair value of options granted was $2.80.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

A summary of the Company’s option activity and related information for its equity incentive plan for the years ended December 31, 2025 and 2024 is as follows (prior period reflects conversion ratio):

	Year Ended December 31,
	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
		Price Per		Price Per
	Options	Share	Options	Share
Outstanding at the beginning of the period	59,034	$9.27	60,990	$9.27

Grants	5,600	9.78	—	—
Exercised	—	—	—	—
Forfeitures	(3,448)	$(9.21)	(1,956)	(9.20)
Outstanding at period end	61,186	$9.32	59,034	$9.27
Vested at end of year	50,415	$9.18	49,040	$9.17
Exercisable	50,415	$9.18	49,040	$9.17

The intrinsic value of options outstanding at December 31, 2025 and 2024 is $75,543 and $4,745, respectively.

The grants to Senior Management and Directors generally vest over a five-year period in equal installments, with the first installment vesting on the anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2030.

The Company recorded compensation expense in the amount of $15,000 for the year ended December 31, 2025 and approximately $27,000 for the year ended December 31, 2024. The Company has $26,000 of compensation expense remaining to be recognized at December 31, 2025.

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

In both May 2023 and 2022, the Company awarded 12,000 original shares of restricted stock to senior management. The restricted stock vests 20% per year on the specified vesting date, until 100% vested on the specified vesting date of the fifth year after the restricted stock was granted. In November 2025, the Company awarded 10,000 shares of restricted stock to senior management.  Of the total restricted shares granted, 5,000 shares will become 100% vested on the first anniversary of the grant date and the remaining 5,000 shares will vest 50% per year until 100% vested on the specified vesting date of the second year after the restricted stock was granted. The Company recorded compensation expense in the amount of $46,000 for the year ended December 31, 2025 and $46,000 for the year ended December 31, 2024. The Company has $178,000 of compensation expenses remaining to be recognized at December, 31, 2025.

The Company had 4,648 shares of restricted stock vest during the year ended December 31, 2025.  There were no shares of restricted stock forfeited during the year ended December 31, 2025.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

11. FAIR VALUE MEASUREMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

During the period, the Company transferred an investment security from Level 2 to Level 3 as a result of the lack of observable market inputs, which required the use of significant unobservable inputs to determine fair value. There were no securities transferred out of Level 2 securities available-for-sale during the twelve months ended December 31, 2024.

(In thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale Securities:
December 31, 2025:
U.S. Treasury securities	$14,795	$—	$14,795	$—
U.S. Government Agency securities	900	—	900	—
Municipal securities	13,527	—	13,379	148
Mortgage-backed securities and collateralized mortgage obligations	10,915	—	10,915	—
Corporate securities	8,498	—	8,498	—
	$48,635	$—	$48,487	$148
December 31, 2024:
U.S. Treasury securities	$15,811	$—	$15,811	$—
U.S. Government Agency securities	838	—	838	—
Municipal securities	14,281	—	14,281	—
Mortgage-backed securities and collateralized mortgage obligations	5,755	—	5,755	—
Corporate securities	9,799	—	9,799	—
	$46,484	$—	$46,484	$—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

Municipal Securities
(In thousands)	2025

Balance of recurring Level 3 assets at January 1	$—
Transfers into Level 3	148
Balance of recurring Level 3 assets at December 31	$148

Fair values are calculated using discounted cash flows. The valuation model utilizes the estimated future cash flows from the underlying creditor discounted using the original bond interest rate.

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

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at December 31, 2025 and 2024.

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

Investment in Federal Reserve Stock

The carrying value of Federal Reserve Bank stock approximates its fair value based on the redemption provisions of the Federal Reserve Bank stock, resulting in a Level 2 classification.

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

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Advances and borrowings from FHLB

The fair values of FHLB long-term borrowings are estimated using discounted cash flow analyses, based on the quoted rates for new FHLB advances with similar credit risk characteristics, terms and remaining maturity, resulting in a Level 2 classification.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2025 and 2024 are as follows:

	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value

December 31, 2025:
Financial assets:
Cash and cash equivalents	$5,328	$5,328	$—	$—	$5,328
Securities available-for-sale, net of allowance for credit losses of $518	48,635	—	48,487	148	48,635
Federal Home Loan Bank of New York stock, at cost	3,272	—	3,272	—	3,272
Federal Reserve Bank stock, at cost	131	—	131	—	131
Loans, net of allowance for credit losses of $1,915	226,030	—	—	213,685	213,685
Accrued interest receivable	1,479	1,479	—	—	1,479
Financial liabilities:
Deposits	234,426	85,684	140,079	—	225,763
Federal Home Loan Bank advances	35,567	—	36,987	—	36,987
Accrued interest payable	120	120	—	—	120
Advances from borrowers for taxes and insurance	2,389	2,389	—	—	2,389

December 31, 2024:
Financial assets:
Cash and cash equivalents	$6,788	$6,788	$—	$—	$6,788
Securities available-for-sale, net of allowance for credit losses of $498	46,484	—	46,484	—	46,484
Federal Home Loan Bank of New York stock, at cost	3,361	—	3,361	—	3,361
Loans, net of allowance for credit losses of $1,804	202,429	—	—	189,034	189,034
Accrued interest receivable	1,247	1,247	—	—	1,247
Financial liabilities:
Deposits	210,571	80,449	122,793	—	203,242
Federal Home Loan Bank advances	41,253	—	41,920		41,920
Accrued interest payable	146	146	—	—	146
Advances from borrowers for taxes and insurance	2,349	2,349	—	—	2,349

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

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 and 2024 were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3

December 31, 2025:
Collateral-dependent loans	$2,259	$—	$—	$2,259
	$2,259	$—	$—	$2,259

December 31, 2024:
Collateral-dependent loans	$652	$—	$—	$652
	$652	$—	$—	$652

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

At December 31, 2025 and 2024, the fair value consists of loan balances of $2,388,000 and $652,000, respectively, net of a valuation allowance of  $135,000 and $0, respectively.

12. COMMITMENTS AND CONTINGENCIES

The Company is at times, and in the ordinary course of business, subject to legal actions. Management believes that losses, if any, resulting from current legal actions will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

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

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:

	At December 31,
(In thousands)	2025	2024

Commitments to Grant Loans	$1,298	$787
Performance Standby Letters of Credit	$96	$127
Unfunded Commitments Under Lines of Credit	$27,858	$27,067

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Allowance for credit losses on unfunded loan commitments was immaterial at December 31, 2025 and 2024.

13. REGULATORY CAPITAL REQUIREMENTS

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.

The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of total, Tier 1, and Tier 1 common equity capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, As of December 31, 2025 and 2024, that the Bank met all capital adequacy requirements to which it is subject.

The Basel III rules limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier I capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is 2.5% of risk-weighted assets.

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

As of December 31, 2025, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier 1 leverage ratios (Community Bank Leverage Ratio) as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024, are as follows:

					To be Well
					Capitalized
					Under Prompt and		Minimum Capital
			Capital Adequacy		Corrective Action		Adequacy with
	Actual		Purposes		Provisions		Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2025
Tier 1 capital to assets	$30,487	9.68%	$25,208	8.00%	$28,359	9.00%	N/A	N/A
As of December 31, 2024:
Tier 1 capital to assets	$26,556	9.73%	$21,823	8.00%	$24,551	9.00%	N/A	N/A

14. EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. During the year ended December 31, 2025, the Company had 7,875 potentially dilutive common stock equivalents. During the year ended December 31, 2024, the Company had 1,590 potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP as well as shares of unvested restricted stock are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Anti-dilutive shares are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common shares until they become dilutive.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

The following table sets forth the calculation of basic and diluted earnings per share:

	Year ended December 31,
(Dollars in thousands, except per share data)	2025	2024
Basic earnings per common share:
Net income available to common stockholders	$172	$712
Weighted average common shares outstanding basic	1,740,861	1,703,153
Weighted average common shares outstanding dilutive	1,748,735	1,704,743
Earnings per share basic	$0.10	$0.42
Earnings per share dilutive	$0.10	$0.42

15. NON-INTEREST INCOME

The Company has included the following table regarding the Company’s non-interest income for the periods presented:

	Year ended December 31,
(In thousands)	2025	2024

Service fees
Deposit related fees	$41	$38
Loan servicing income	93	85
Total service fees	134	123
Income from financial services
Securities commission income	959	880
Insurance commission income	10	13
Total insurance and securities commission income	969	893
Card income
Debit card interchange fee income	328	307
ATM fees	33	31
Insufficient fund fees	313	286
Total card and insufficient funds income	674	624
Realized gain on sales of residential mortgage loans	136	87
Deferred compensation plan assets	116	26
Other miscellaneous income	180	113
Total non-interest income	$2,209	$1,866

The following is a discussion of key revenues within the scope of the new revenue guidance:

●	Service fees — Revenue from fees on deposit accounts is earned at the time that the charge is assessed to the customer’s account. Fee waivers are discretionary and usually reversed within the same reporting period as assessed.
●	Income from financial services — Income from financial services is earned through commissions and is satisfied over the time which the fee has been assessed.
●	Card income and insufficient funds fees — Card income consists of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card networks. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur. Insufficient funds fees are satisfied at the time the charge is assessed to the customer’s account.

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

16. PARENT COMPANY ONLY FINANCIAL INFORMATION

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Seneca Financial Corp., as of December 31, 2025 and 2024 and for the years then ended:

Parent Only Condensed Balance Sheets

	At December 31,
(In thousands)	2025	2024

Assets
Cash in bank subsidiary	$3,268	$79
Investments in subsidiaries, at underlying equity	27,681	23,068
Loan receivable - ESOP	1,420	666
Other assets	754	45
Total assets	$33,123	$23,858

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$372	$—
Total liabilities	372	—
Stockholders' equity:
Total stockholders' equity	32,751	23,858
Total liabilities and stockholders' equity	$33,123	$23,858

Parent Only Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2025	2024

Interest income:
Income on ESOP loan	$23	$28
Total interest income	23	28
Non-interest expenses:
Professional fees	268	152
Other non-interest expense	119	75
Total non-interest expense	387	227
Loss before taxes and equity in undistributed net income of bank subsidiary	(364)	(199)
Income tax benefit	—	42
Loss before equity in undistributed net income of bank subsidiary	(364)	(157)
Equity in undistributed net income of bank subsidiary	536	869
Net income	$172	$712

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

Parent Only Statement of Cash Flows

	Year Ended December 31,
(In thousands)	2025	2024

Cash flows from operating activities:
Net income	$172	$712
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(536)	(869)
Net change in other assets	(87)	(43)
Net change in other liabilities	372	—
Stock-based compensation expense	61	75
Net used in operating activities	(18)	(125)

Cash flows from investing activities:
Payments received on ESOP loan	82	18
Net cash used in investing activities	82	18

Cash flows from financing activities:
Net cash proceeds from stock offering and conversion	8,565	—
Purchase of common stock for ESOP	(836)	—
Distribution to bank subsidiary	(4,613)	—
Issuance and exchange of common stock	9	—
Repurchase of shares into treasury stock	—	(70)
Net cash provided by financing activities	3,125	(70)

Net change in cash and cash equivalents	3,189	(177)
Cash and cash equivalents -beginning of year	79	256
Cash and cash equivalents - end of year	$3,268	$79

17. SEGMENT INFORMATION

The Company has two primary business segments, its community banking segment, and its wealth management segment.

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

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

The Company’s Chief Financial Officer is the chief operating decision maker (“CODM”). The CODM evaluates the financial performance of the Company’s components such as evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company’s segments in the determination of allocating resources. Financial information regarding each significant segment expense outlined below is regularly provided (at least monthly) to the CODM. For the community banking segment, interest expense is a significant segment expense. Additionally, for each of the two reportable segments, compensation and employee benefits are significant segment expenses. The accounting policies of the segments are substantially similar to those described in Note 2.

Information about the segments is presented in the following tables as of and for the years ended:

	At December 31,
(In thousands)	2025	2024

Total assets for Seneca Savings	$312,487	$280,030
Total assets for Financial Quest	1,236	1,183
Elimination of intercompany receivables	(1,609)	(274)
Total consolidated assets	$312,114	$280,939

SENECA BANCORP, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	Year Ended December 31,
(In thousands)	2025			2024
	Seneca Savings	Financial Quest	Total	Seneca Savings	Financial Quest	Total
INTEREST INCOME
Total interest income	$14,627	$—	$14,627	$13,364	$—	$13,364
INTEREST EXPENSE
Total interest expense	5,731	—	5,731	5,230	—	5,230
Net interest income	8,896	—	8,896	8,134	—	8,134
Provision for credit losses available-for-sale securities	20	—	20	451	—	451
Provision for credit losses loans receivable	821	—	821	(145)	—	(145)
Net interest income after provision for credit losses	8,055	—	8,055	7,828	—	7,828
NONINTEREST INCOME
Service fees	134	—	134	123	—	123
Income from financial services	—	969	969	—	893	893
Fee income	822	32	854	699	32	731
Gain on sale of fixed assets	—	—	—	6	—	6
Earnings on deferred compensation plan assets	116	—	116	26	—	26
Net gains on sale of residential mortgage loans	136	—	136	87	—	87
Total noninterest income	1,208	1,001	2,209	941	925	1,866
NONINTEREST EXPENSE
Compensation and employee benefits	4,934	474	5,408	4,476	427	4,903
Core processing	1,596	—	1,596	1,446	—	1,446
Premises and equipment	900	24	924	742	24	766
Professional fees	386	40	426	232	—	232
Postage & office supplies	108	—	108	181	—	181
FDIC premiums	147	—	147	118	—	118
Advertising	299	8	307	344	7	351
Director fees	163	1	164	156	—	156
Intangible asset amortization	156	—	156	156	—	156
Other	637	210	847	363	206	569
Total noninterest expense	9,326	757	10,083	8,214	664	8,878
Income before provision for income taxes	(63)	244	181	555	261	816
PROVISION FOR INCOME TAXES	9	—	9	104	—	104
Net income	$(72)	$244	$172	$451	$261	$712

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgement in evaluating the benefits of possible controls and procedures relative to their costs.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act as of December 31, 2025.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This Annual Report on Form 10-K does not include an attestation report of the independent registered public accounting firm because the Company is a smaller reporting company.

Item 9B. Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is available on the Company’s website at www.senecasavings.com under “Seneca Bancorp, Inc. Investor Relations.”

Item 11. Executive Compensation

Information regarding executive compensation is presented under the headings “Executive Compensation,” and “Corporate Governance — Director Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters is presented under the heading “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of December 31, 2025.

	Number of securities to be issued upon exercise	Weighted average	Number of securities remaining
Plan	of outstanding options and rights(1)	exercise price(1)	available for issuance under the plan

Equity compensation plans approved by shareholders	61,186	$9.32	4,319

Equity compensation plans not approved by shareholders	—	—	—

Total	61,186	$9.32	4,319

(1)Share amounts and the weighted average exercise price reflect the 0.9684 exchange ratio applied in the Conversion.

Item 13. Certain Relationships And Related Transactions, And Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Corporate Governance — Director Independence” and “— Other Information Relating to Directors and Executive Officers Transactions with Certain Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accountants” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1

Articles of Incorporation of Seneca Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

3.2	Bylaws of Seneca Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)
4.1

Form of Common Stock Certificate of Seneca Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

4.2	Description of Seneca Bancorp, Inc. Common Stock
10.1

Employment Agreement by and between Seneca Savings and Joseph G. Vitale, April 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.2

Employment Agreement by and between Seneca Savings and Vincent J. Fazio, dated April 6, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.3

Supplemental Executive Retirement Agreement by and between Seneca Savings and Joseph G. Vitale, dated June 20, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.4

Supplemental Executive Retirement Agreement by and between Seneca Savings and Vincent J. Fazio, dated June 20, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.5

Amendment to Supplemental Executive Retirement Agreement by and between Seneca Savings and Joseph G. Vitale, dated June 9, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.6

Amendment to Supplemental Executive Retirement Agreement by and between Seneca Savings and Vincent J. Fazio, dated June 9, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.7

Executive Split Dollar Life Insurance Agreement by and between Seneca Savings and Joseph G. Vitale, dated May 18, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.8

Executive Split Dollar Life Insurance Agreement by and between Seneca Savings and Vincent J. Fazio, dated May 18, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.9

Seneca Financial Corp. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.10

Form of Restricted Stock Award Agreement under the Seneca Financial Corp. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.11

Form of Incentive Stock Option Award Agreement under the Seneca Financial Corp. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.12

Form of Non-Qualified Stock Option Award Agreement under the Seneca Financial Corp. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.13

Seneca Savings Annual Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

10.14

Seneca Savings Director Deferred Fee Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)

19.1	Seneca Bancorp, Inc. Policy Regarding Insider Trading
21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288044), as filed on June 13, 2025)
23	Consent of Bonadio & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA BANCORP, INC.

By:	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph G. Vitale	President, Chief Executive Officer and	March 30, 2026
Joseph G. Vitale	Director (Principal Executive Officer)

/s/ Vincent J. Fazio	Executive Vice President,	March 30, 2026
Vincent J. Fazio	Chief Financial Officer, and Director
(Principal Financial and Accounting Officer)

/s/ Mark Zames	Chairman of the Board	March 30, 2026
Mark Zames

/s/ Kimberly Boynton	Director	March 30, 2026
Kimberly Boynton

/s/ Michael Duteau	Director	March 30, 2026
Michael Duteau

/s/ James Hickey	Director	March 30, 2026
James Hickey

/s/ William M. Le Beau	Director	March 30, 2026
William M. Le Beau