Form 10-Q
period 2026-03-31
Seneca Bancorp, Inc.
filed 2026-05-14
CIK 2072421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

There were 1,800,813 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 13, 2026.

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At March 31,	At December 31,
(In thousands, except share data)	2026	2025
	(Unaudited)
ASSETS
Cash and due from banks	$2,159	$2,456
Interest-earning deposits	5,047	2,872
Cash and cash equivalents	7,206	5,328
Securities, available-for-sale, net of allowance for credit losses of $518 and $518	43,031	48,635
Loans, net of allowance for credit losses of $2,001 and $1,915	233,334	226,030
Federal Home Loan Bank of New York stock, at cost	3,254	3,272
Federal Reserve Bank stock, at cost	270	131
Premises and equipment, net	13,211	13,190
Bank-owned life insurance	2,820	2,793
Pension assets	8,005	8,005
Accrued interest receivable	1,603	1,479
Intangible assets	389	428
Goodwill	412	412
Other assets	2,327	2,411
Total assets	$315,862	$312,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$33,017	$32,221
Interest-bearing	207,836	202,205
Total deposits	240,853	234,426
Federal Home Loan Bank advances	34,567	35,567
Advances from borrowers for taxes and insurance	1,938	2,389
Other liabilities	5,946	6,981
Total liabilities	283,304	279,363
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,800,141 shares issued and outstanding at March 31, 2026 and December 31, 2025	18	18
Additional paid-in capital	15,225	15,187
Retained earnings	22,499	22,549
Unearned ESOP shares, at cost	(1,342)	(1,357)
Accumulated other comprehensive loss	(3,842)	(3,646)
Total stockholders’ equity	32,558	32,751
Total liabilities and stockholders’ equity	$315,862	$312,114

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025

INTEREST INCOME
Loans, including fees	$3,326	$2,929
Securities	472	457
Other	30	51
Total interest income	3,828	3,437
INTEREST EXPENSE
Deposits	1,094	928
Advances and borrowings	290	381
Total interest expense	1,384	1,309
Net interest income	2,444	2,128
Provision for credit losses loans receivable	120	110
Net interest income after provision for credit losses	2,324	2,018
NONINTEREST INCOME
Service fees	35	32
Income from financial services	262	224
Fee income	244	171
Earnings on deferred compensation plan assets	33	26
Gain on sale of fixed assets	6	—
Net gains on sale of residential mortgage loans	24	33
Total noninterest income	604	486
NONINTEREST EXPENSE
Compensation and employee benefits	1,579	1,286
Core processing	463	335
Premises and equipment	310	223
Professional fees	174	57
Postage and office supplies	24	43
FDIC premiums	55	33
Advertising	92	98
Director fees	46	48
Intangible asset amortization	39	39
Other	189	165
Total noninterest expense	2,971	2,327
(Loss) Income before provision for income taxes	(43)	177
PROVISION FOR INCOME TAXES	7	29
Net (loss) income	$(50)	$148

Net (loss) income per common shares - basic	$(0.03)	$0.09
Net (loss) income per common shares - diluted	$(0.03)	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025

NET (LOSS) INCOME	$(50)	$148

OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding losses arising during period	(248)	(67)
Net unrealized losses on available-for-sale securities	(248)	(67)

OTHER COMPREHENSIVE LOSS, BEFORE TAX	(248)	(67)
Tax effect	52	14
OTHER COMPREHENSIVE LOSS, NET OF TAX	(196)	(53)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(246)	$95

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2026		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, December 31, 2025	$18	$15,187	$—	$22,549	$(1,357)	$(3,646)	$32,751
Net loss	—	—	—	(50)	—	—	(50)
Other comprehensive loss	—	—	—	—	—	(196)	(196)
ESOP shares committed to be released	—	—	—	—	15	—	15
Stock-based compensation	—	38	—	—	—	—	38
BALANCE, March 31, 2026	$18	$15,225	$—	$22,499	$(1,342)	$(3,842)	$32,558

Three Months Ended March 31, 2025		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity
BALANCE, December 31, 2024	$9	$8,118	$(1,557)	$22,377	$(605)	$(4,484)	$23,858
Net income	—	—	—	148	—	—	148
Other comprehensive loss	—	—	—	—	—	(53)	(53)
ESOP shares committed to be released	—	—	—	—	5	—	5
Stock-based compensation	—	16	—	—	—	—	16
BALANCE, March 31, 2025	$9	$8,134	$(1,557)	$22,525	$(600)	$(4,537)	$23,974

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(50)	$148
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	180	132
Provision for credit losses	120	110
Net amortization of premiums and discounts on securities	48	(43)
Gain on sale of residential mortgage loans	(24)	(33)
Proceeds from sale of residential mortgage loans	1,302	2,650
Loans originated and sold	(1,278)	(2,617)
Deferred income tax benefit	(19)	(40)
Gain on sale of premises and equipment	(6)	—
Proceeds from sale of premises and equipment	20	—
Amortization of deferred loan fees	85	40
ESOP compensation expense	15	5
Stock-based compensation expense	38	16
Earnings on investment in bank-owned life insurance	(27)	(26)
Net change in accrued interest receivable	(124)	(100)
Net change in other assets	84	(338)
Net change in other liabilities	(964)	(315)
Net cash flow used in operating activities	(600)	(411)
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale:
Proceeds from calls and maturities	4,470	10,015
Principal repayments	838	166
Purchases	—	(6,938)
Purchase of Federal Home Loan Bank of New York stock	(468)	(391)
Redemption of Federal Home Loan Bank of New York stock	486	630
Purchase of Federal Reserve Bank stock	(139)	—
Loan originations and principal collections, net	(7,509)	(1,995)
Purchases of premises and equipment	(176)	(908)
Net cash flow (used in) provided by investing activities	(2,498)	579
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	6,427	6,681
Change in advances from borrowers for taxes and insurance	(451)	(575)
Payments on acquisition contingent consideration	—	(45)
Repayment of long-term FHLB advances	—	(13,500)
Proceeds from long-term FHLB advances	—	7,000
Change in short-term FHLB advances	(1,000)	—
Net cash flow provided by (used in) financing activities	4,976	(439)
Net change in cash and cash equivalents	1,878	(271)
CASH AND CASH EQUIVALENTS - beginning of the period	5,328	6,788
CASH AND CASH EQUIVALENTS - end of the period	$7,206	$6,517

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.) (Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2026	2025

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$1,389	$1,279
Income taxes	$4	$1

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

Seneca Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in June 2025 to become the registered bank holding company for Seneca Savings Bank, National Association (“Seneca Savings” or the “Bank”) upon the conversion of Seneca Financial MHC (the “Mutual Holding Company”), a federally chartered mutual holding company, from the mutual-to-stock form of organization, which occurred on October 15, 2025 (the “Conversion”). In connection with the conversion, the Mutual Holding Company ceased to exist. The Company sold 1,044,858 shares of its common stock, which included 83,588 shares issued to the Employee Stock Ownership Plan (“ESOP”) at a price of $10.00 per share, for gross proceeds of approximately $10.4 million. Offering expenses in connection with the Conversion were $1.9 million which were netted against the gross proceeds. Shares of the Company’s common stock began being quoted on the OTCQX Market on October 16, 2025 under the trading symbol “SNNF.”

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

Upon completion of the Conversion, the outstanding shares of Seneca Financial Corp.’s common stock owned by stockholders other than the Mutual Holding Company were converted into shares of the Company’s common stock based on an exchange ratio of 0.9684 of a share of Company common stock for each share of Seneca Financial Corp.’s common stock, so that Seneca Financial Corp.’s existing stockholders owned approximately the same percentage of the Company’s common stock upon the completion of the Conversion as they owned of Seneca Financial Corp.’s common stock immediately prior to the Conversion.

In connection with the Conversion, the Company provided a term loan to the ESOP to finance the ESOP’s purchase of the 83,588 shares noted above. The Company combined its existing outstanding ESOP loan in the amount of $688,000 with this new loan resulting in a new term loan to the ESOP of $1.5 million which will be repaid in annual installments over 25 years.

Finally, as a result of the Conversion, all existing stock options and restricted stock awards outstanding on October 15, 2025, were adjusted based on the exchange ratio of 0.9684-to-1 including those described in Note 9 to the accompanying consolidated financial statements. All historical share and per share information also has been restated to reflect the 0.9684-to-1 exchange ratio.

Seneca Savings maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool, North Syracuse, Manlius, and Bridgeport, New York. The Bank is a community-oriented national bank whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential mortgage and commercial loans.

The interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2026, or any other period.

The Company’s significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited financial statements and notes for the year ended December 31, 2025 and are contained in the Company’s Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

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

Reclassifications

Certain amounts in the 2025 consolidated financial statements have been reclassified to conform with the 2026 presentation format. These classifications are immaterial and had no effect on net income or stockholders’ equity for the periods presented herein.

3. Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized	Unrealized	Unrealized	Allowance for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value

Available-for-sale securities:
March 31, 2026:
U.S. Treasury securities	$11,764	$4	$(28)	$—	$11,740
U.S. Government Agency securities	1,000	—	(107)	—	893
Municipal securities	16,368	—	(2,484)	(518)	13,366
Mortgage-backed securities and collateralized mortgage obligations	10,950	2	(951)	—	10,001
Corporate securities	7,147	7	(123)	—	7,031
	$47,229	$13	$(3,693)	$(518)	$43,031

December 31, 2025:
U.S. Treasury securities	$14,775	$36	$(16)	$—	$14,795
U.S. Government Agency securities	1,000	—	(100)	—	900
Municipal securities	16,406	3	(2,364)	(518)	13,527
Mortgage-backed securities and collateralized mortgage obligations	11,796	10	(891)	—	10,915
Corporate securities	8,608	12	(122)	—	8,498
	$52,585	$61	$(3,493)	$(518)	$48,635

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

Investment securities with market values of $23.8 million and $27.8 million were pledged to secure deposits and for other purposes required or permitted by law at March 31, 2026 and December 31, 2025, respectively. The Company pledged securities with a book value of $5.1 million and a market value of $4.5 million at March 31, 2026, and a book value of $5.2 million and a market value of $4.7 million at December 31, 2025, to local municipalities collateralizing their deposits. The Company had pledged New York municipal bonds with a book value of $1.4 million and a market value of $1.2 million at March 31, 2026, and December 31, 2025, respectively, to the New York State Linked Deposit Program.

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	March 31, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$10,412	$9,863	$14,434	$13,868
Due after one year through five years	13,406	12,646	13,866	13,185
Due after five years through ten years	9,490	8,231	9,056	7,986
Due after ten years	2,971	2,290	3,433	2,681

Mortgage-backed securities and collateralized mortgage obligations	10,950	10,001	11,796	10,915
	$47,229	$43,031	$52,585	$48,635

The Company did not sell available-for-sale securities during the three months ended March 31, 2026 and 2025.

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

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Twelve Months and Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value

March 31, 2026:
U.S. Treasury securities	$(28)	$5,980	$—	—
U.S. Government Agency securities	—	—	(107)	893
Municipal securities	(8)	930	(2,476)	11,147
Mortgage-backed securities and collateralized mortgage obligations	(48)	4,242	(903)	4,569
Corporate securities	(6)	869	(117)	4,710
	$(90)	$12,021	$(3,603)	$21,319

December 31, 2025:
U.S. Treasury securities	$(1)	$996	$(15)	$2,984
U.S. Government Agency securities	—	—	(100)	900
Municipal securities	(1)	1,025	(2,363)	11,300
Mortgage-backed securities and collateralized mortgage obligations	(32)	3,871	(859)	5,359
Corporate securities	—	—	(122)	5,718
	$(34)	$5,892	$(3,459)	$26,261

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

At March 31, 2026, five U.S. Treasury, three collateralized mortgage obligations, two municipal, and one corporate security were in a loss position for less than twelve months. At March 31, 2026, thirty-one municipal securities, nine collateralized mortgage obligations, seven corporate securities, four mortgage-backed securities, and one government agency were in a continuous loss position for more than twelve months.

At December 31, 2025, one U.S. Treasury, two municipal, and two collateralized mortgage obligation securities were in a loss position for less than twelve months. At December 31, 2025, one government agency, one U.S. Treasury, thirty-one municipal, four mortgage-backed, ten collateralized mortgage obligations, and eight corporate securities were in a continuous loss position for more than twelve months.

Allowance for Credit Losses for Debt Securities:

The following table presents the allowance for credit losses on available-for-sale debt securities:

(In thousands)	Municipal Securities

March 31, 2026:
Balance, beginning of period	$518
Provision for credit losses, not previously recorded	—
Balance, end of period	$518

March 31, 2025:
Balance, beginning of period	$498
Provision for credit losses, not previously recorded	—
Balance, end of period	$498

At March 31, 2026 and 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $518,000 and $498,000, respectively. This is comprised of the Madison County Capital Resource Corp. (Cazenovia College) bond that was in default at March 31, 2026 and 2025. The bond is collateralized with all the assets and real estate of the issuer which will be monetized to satisfy bond holders.

4. LOANS

Net loans at March 31, 2026 and December 31, 2025 were as follows:

(In thousands)	At March 31, 2026	At December 31, 2025

Mortgage loans on real estate:
One-to four-family first lien residential	$92,301	$93,006
Residential construction	2,438	3,196
Home equity loans and lines of credit	16,788	15,921
Commercial	94,868	87,954
Total mortgage loans on real estate	206,395	200,077
Commercial and industrial	23,726	22,243
Consumer loans	4,023	4,349
Total loans	234,144	226,669
Allowance for credit losses	(2,001)	(1,915)
Net deferred loan costs	1,191	1,276
Net loans	$233,334	$226,030

Residential real estate loans serviced for others, by the Company, not included in net loans totaled $34.1 million and $33.4 million at March 31, 2026 and December 31, 2025, respectively.

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

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprised approximately 88.1% and 88.3% of the portfolio at March 31, 2026 and December 31, 2025, respectively. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

Management has reviewed its loan portfolio and determined that, to the best of its knowledge, little or no exposure exists to sub-prime or other high-risk residential mortgages. The Company is not in the practice of originating these types of loans.

Description of Credit Quality Indicators

Commercial real estate and commercial and industrial loans are assigned a “Pass” rating unless the loan has demonstrated signs of weakness as indicated by the ratings below:

•

Special Mention:   The relationship is protected but is potentially weak. These assets may constitute an undue and unwarranted credit risk but not to the point of justifying a substandard rating. The loan is not upgraded until a correction of weakness has occurred and there has been a period of sustained performance under reasonable repayment terms.

•

Substandard:   The relationship is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Assets so classified have a well-defined weakness or a weakness that jeopardizes the liquidation of the debt. All loans 90 days past-due are classified Substandard. A loan is not upgraded until a correction of weakness has occurred and there has been a period of sustained performance under reasonable repayment terms.

•

Doubtful/Loss:   Loans are considered uncollectible and of such little value that continuance as bankable assets are not warranted. It is not practicable or desirable to defer writing off this basically worthless asset even though partial recovery may be possible in the future.

The risk ratings are evaluated at least annually or when credit deficiencies arise, such as delinquent loan payments.

All other loans are assigned a “Pass” rating until the loan becomes 90 days past due at which time it is either downgraded to “Non-Performing” status or charged off.

The following tables present the loans to customers as of March 31, 2026 and December 31, 2025, based on year of origination within each credit quality indicator:

	At March 31, 2026
								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
							Amortized	Amortized
	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total
Mortgage loans on real estate:
One-to-four-family first lien residential:
Pass	$2,146	$1,310	$3,446	$9,103	$15,802	$59,552	$—	$—	$91,359
Non-Performing	—	—	—	287	240	415	—	—	942
Total	2,146	1,310	3,446	9,390	16,042	59,967	—	—	92,301
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential construction:
Pass	$—	$2,188	$—	$—	$112	$138	$—	$—	$2,438
Total	—	2,188	—	—	112	138	—	—	2,438
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity loans and lines of credit:
Pass	$260	$273	$629	$—	$—	$58	$15,305	$231	$16,756
Non-Performing	—	—	—	—	—	—	—	32	32
Total	260	273	629	—	—	58	15,305	263	16,788
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Pass	$8,003	$31,197	$9,756	$12,927	$6,308	$22,691	$—	$—	$90,882
Special Mention	—	—	—	—	—	576	—	—	576
Substandard	335	—	1,218	735	115	1,007	—	—	3,410
Total	8,338	31,197	10,974	13,662	6,423	24,274	—	—	94,868
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial:
Pass	$1,008	$8,303	$4,788	$3,391	$1,873	$4,363	$—	$—	$23,726
Total	1,008	8,303	4,788	3,391	1,873	4,363	—	—	23,726
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$196	$662	$1,667	$519	$812	$93	$73	$1	$4,023
Total	196	662	1,667	519	812	93	73	1	4,023
Current period gross write-offs	$—	$(32)	$(6)	$—	$—	$—	$—	$—	$(38)
Current period recoveries	—	1	2	1	—	—	—	—	4
Current period net write-offs	$—	$(31)	$(4)	$1	$—	$—	$—	$—	$(34)

	At December 31, 2025
								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
							Amortized	Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
Mortgage loans on real estate:
One-to-four-family first lien residential:
Pass	$2,384	$2,712	$9,936	$16,704	$10,643	$49,857	$—	$—	$92,236
Non-Performing	45	—	287	68	—	370	—	—	770
Total	2,429	2,712	10,223	16,772	10,643	50,227	—	—	93,006
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential construction:
Pass	$2,190	$750	$—	$113	$—	$143	$—	$—	$3,196
Total	2,190	750	—	113	—	143	—	—	3,196
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity loans and lines of credit:
Pass	$278	$636	$—	$—	$—	$60	$14,682	$233	$15,889
Non-Performing	—	—	—	—	—	—	—	32	32
Total	278	636	—	—	—	60	14,682	265	15,921
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Pass	$31,612	$8,687	$12,995	$7,331	$6,581	$16,919	$—	$—	$84,125
Special Mention	—	576	—	—	—	—	—	—	576
Substandard	—	1,221	735	—	—	1,297	—	—	3,253
Total	31,612	10,484	13,730	7,331	6,581	18,216	—	—	87,954
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial:
Pass	$8,179	$4,619	$3,260	$1,827	$1,554	$2,298	$—	$—	$21,737
Special Mention	31	288	94	93	—	—	—	—	506
Total	8,210	4,907	3,354	1,920	1,554	2,298	—	—	22,243
Current period gross write-offs	$—	$—	$(652)	$(7)	$(4)	$(16)	$—	$—	$(679)
Current period recoveries	—	—	—	—	—	2	—	—	2
Current period net write-offs	$—	$—	$(652)	$(7)	$(4)	$(14)	$—	$—	$(677)

Consumer:
Pass	$711	$1,788	$731	$909	$1	$116	$92	$1	$4,349
Total	711	1,788	731	909	1	116	92	1	4,349
Current period gross write-offs	$—	$(28)	$(9)	$—	$—	$(2)	$—	$—	$(39)
Current period recoveries	—	—	5	—	—	1	—	—	6
Current period net write-offs	$—	$(28)	$(4)	$—	$—	$(1)	$—	$—	$(33)

At March 31, 2026, a loan relationship consisting of one commercial real estate loan totaling $576,000 and seven commercial and industrial loans totaling $506,000 was upgraded from special mention to pass, offset by two newly classified special mention loans that were downgraded from pass during the three months ended March 31, 2026 as compared to December 31, 2025. One-to-four-family residential mortgage loans classified as non-performing increased $348,000 and $172,000, respectively, at March 31, 2026, as compared to December 31, 2025.

Loans are considered past-due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past-due loans, segregated by class of loans, is as follows:

	At March 31, 2026

	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
(In thousands)	Past-Due	Past-Due	Past-Due	Due	Current	Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$2,935	$646	$942	$4,523	$87,778	$92,301
Residential construction	—	—	—	—	2,438	2,438
Home equity loans and lines of credit	394	89	32	515	16,273	16,788
Commercial	323	—	1,579	1,902	92,966	94,868
Total mortgage loans on real estate	3,652	735	2,553	6,940	199,455	206,395
Commercial and industrial	8	—	—	8	23,718	23,726
Consumer loans	114	9	—	123	3,900	4,023
Total loans	$3,774	$744	$2,553	$7,071	$227,073	$234,144

	At December 31, 2025

	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
(In thousands)	Past-Due	Past-Due	Past-Due	Due	Current	Receivable
Mortgage loans on real estate:
One-to four-family first lien residential	$2,310	$297	$770	$3,377	$89,629	$93,006
Residential construction	—	—	—	—	3,196	3,196
Home equity loans and lines of credit	139	53	32	224	15,697	15,921
Commercial	314	735	843	1,892	86,062	87,954
Total mortgage loans on real estate	2,763	1,085	1,645	5,493	194,584	200,077
Commercial and industrial	33	—	—	33	22,210	22,243
Consumer loans	42	3	—	45	4,304	4,349
Total loans	$2,838	$1,088	$1,645	$5,571	$221,098	$226,669

At March 31, 2026 and December 31, 2025 we had approximately $32,000 of home equity loans and lines of credit past-due 90 days and still accruing. Nonaccrual loans, segregated by class of loan as of March 31, 2026 and December 31, 2025 are as follows:

At March 31, 2026
Nonaccrual
loans
without
related
allowance
		for	Recognized
	Nonaccrual	credit	interest
(In thousands)	loans	losses	income
Mortgage loans on real estate:
One-to four-family first lien residential	$942	$415	$—
Residential construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial	1,579	1,579	—
Commercial and industrial	—	—	—
Consumer loans	—	—	—
Total nonaccrual loans	$2,521	$1,994	$—

	At December 31, 2025
		Nonaccrual
		loans
		without
		related
		allowance
		for	Recognized
	Nonaccrual	credit	interest
(In thousands)	loans	losses	income
Mortgage loans on real estate:
One-to four-family first lien residential	$1,455	$1,054	$—
Residential construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial	1,578	1,578	6
Commercial and industrial	41	41	—
Consumer loans	—	—	—
Total nonaccrual loans	$3,074	$2,673	$6

Collateral-dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

	At March 31, 2026

(In thousands)	Amortized cost	Collateral type
Real estate:
Residential one-to four-family	$942	Residential real estate property
Home equity line of credit	32	Residential real estate property
Commercial real estate	1,579	Commercial real estate property
Total real estate	$2,553

	At December 31, 2025

(In thousands)	Amortized cost	Collateral type
Real estate:
Residential one-to four-family	$725	Residential real estate property
Home equity line of credit	32	Residential real estate property
Commercial real estate	1,590	Commercial real estate property
Total real estate	$2,347

Commercial and industrial loans	$41	Commercial business assets
Total commercial and industrial	$41

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026 or during the year ended December 31, 2025.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the three months ended March 31, 2026 or the year ended December 31, 2025.

Changes in the allowance for credit losses for the three months ended March 31, 2026 and 2025 are as follows:

	At March 31, 2026

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,169	$455	$188	$103	$1,915
Charge-offs	—	—	(38)	—	(38)
Recoveries	—	—	4	—	4
Provision	(8)	94	95	(61)	120
Ending balance	$1,161	$549	$249	$42	$2,001

	At March 31, 2025

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,071	$372	$144	$217	$1,804
Charge-offs	(10)	(51)	(14)	—	(75)
Recoveries	—	2	1	—	3
Provision	114	225	(10)	(219)	110
Ending balance	$1,175	$548	$121	$(2)	$1,842

In the ordinary course of business, the Company makes loans to its directors and officers, including their families and companies in which certain directors are principal owners. All such loans were made on substantially the same terms including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons. Loans to directors and officers are listed below and are included in loans on the consolidated statements of financial condition.

	At March 31,	At December 31,
	2026	2025

Balance, beginning of period	$851	$780
Proceeds	16	300
Payments	(67)	(229)
Balance, end of period	$800	$851

5. PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2026 and December 31, 2025 are summarized as follows:

	At March 31,	At December 31,
(In thousands)	2026	2025

Building and building improvements	$10,974	$9,976
Construction in progress	3,722	4,604
Furniture, fixtures and equipment	3,241	3,231
	17,937	17,811
Accumulated depreciation	(4,726)	(4,621)
Total	$13,211	$13,190

6. DEPOSITS

Deposits, by deposit type, are summarized as follows:

	At March 31,	At December 31,
(In thousands)	2026	2025

Demand deposits	$33,017	$32,221
NOW accounts	28,142	27,801
Regular savings and demand clubs	25,085	25,662
Money markets	95,081	86,420
Certificates of deposit and retirement accounts	59,528	62,322
	$240,853	$234,426

Scheduled maturities of certificates of deposit and retirement accounts are summarized as follows:

(In thousands)	At March 31, 2026

2026	$35,630
2027	17,991
2028	3,968
2029	1,497
2030	269
Thereafter	173
$59,528

The aggregate amount of time deposits in denominations of $250,000 or more were $36.8 million and $38.1 million including brokered deposits of $15.7 million and $16.7 million at March 31, 2026 and December 31, 2025, respectively. The FDIC generally provides federal deposit insurance per account owner of $250,000.

Interest expense on deposits for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025

NOW accounts	$6	$6
Regular savings and demand clubs	22	18
Money markets	599	396
Certificates of deposit and retirement accounts	467	508
	$1,094	$928

Related party deposits at March 31, 2026 were $1.5 million. Related party deposits at December 31, 2025 were $1.5 million.

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLBNY”) reflect advances borrowed from the FHLBNY. The FHLBNY charges a substantial prepayment penalty for early payoff of an advance. The unamortized balances on advances at March 31, 2026 and December 31, 2025 are summarized as follows:

	At March 31,	At December 31,
(In thousands)	2026	2025

Term Advances:
FHLB fixed-rate advances	$34,567	$34,567
Repurchase Advances:
FHLB fixed-rate repurchase advances	—	1,000
Total Advances	$34,567	$35,567

The contractual maturities and weighted average rates of advances from FHLBNY at March 31, 2026 are as follows (dollars in thousands):

2026	$9,814	1.84%
2027	8,753	2.56%
2028	13,000	4.42%
2029	2,000	4.61%
2030	1,000	4.33%
	$34,567	3.22%

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. At March 31, 2026, we had the ability to borrow approximately $85.6 million under our credit facilities with FHLBNY, of which $46.7 million was advanced. Residential and commercial mortgage loans of $69.8 million and $69.5 million at March 31, 2026 and December 31, 2025, respectively, and investment securities of $15.7 million and $16.6 million at March 31, 2026 and December 31, 2025, respectively, have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings. The total outstanding indebtedness under borrowing facilities with the FHLBNY cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company had a municipal letter of credit (“MULOC”) with the FHLBNY collateralizing a $10.0 million certificate of deposit with the State of New York Banking Development District at March 31, 2026 and December 31, 2025. The New York State certificate was deposited after the Company opened its fourth location in Bridgeport, New York. The Company also has a $9.0 million line of credit with two correspondent banks that is available on an unsecured basis and had no draws at March 31, 2026 or December 31, 2025.  At March 31, 2026 and December 31, 2025, the Company had the ability to borrow $4.5 million through the Federal Reserve Discount Window.

8. COMPREHENSIVE LOSS

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	Three Months Ended March 31, 2026
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(2,710)	$(936)	$(3,646)
Other comprehensive loss	(196)	—	(196)
Ending balance	$(2,906)	$(936)	$(3,842)

	Three Months March 31, 2025
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(3,243)	$(1,241)	$(4,484)
Other comprehensive loss	(53)	—	(53)
Ending balance	$(3,296)	$(1,241)	$(4,537)

9. EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Company instituted a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At March 31, 2026 and December 31, 2025, the Company recorded $247,000 and $219,000, respectively, for the SERP in other liabilities on the consolidated statements of financial condition. Expenses for the SERP are included in compensation and employee benefits on the consolidated statements of income and were approximately $28,000 and $6,000, respectively, for the three months ended March 31, 2026 and 2025.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a noncontributory defined benefit pension plan (the “Pension Plan”). Substantially all employees participate in the retirement plan on a noncontributing basis and are fully vested after five years of service.

On October 13, 2017, the Compensation Committee elected to soft-freeze the defined benefit pension plan effective January 1, 2018. All employees hired after that date will not be eligible to participate in the defined benefit pension plan; they will, however, be able to participate in a 401(k) plan that the Company will match up to 50% of the employee elected contribution amount capped at 5% of the employee’s earnings. Expense for the 401(k) is included in compensation and employee benefits on the consolidated statements of income and was $27,000 and $19,000, respectively, for the three months ended March 31, 2026 and 2025.

Employee Stock Ownership Plan (“ESOP”)

Effective upon the completion of the Company’s initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock on the open market at an average price of  $10.00 per share. Also, as part of the recent Conversion, the Company sold 83,588 shares of its common stock to the ESOP at a price of $10.00 per share. The outstanding balance of the October 2017 ESOP loan ($687,687 and the new ESOP loan $835,880) were combined as of the date of the recent Conversion. The new ESOP loan will be repaid principally from the Bank’s contribution to the ESOP in annual payments through 2049 at a fixed interest rate of 7.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes the compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. Compensation costs related to the employee stock ownership plan are dependent upon the average stock price and the shares committed to be released to the plan participants through the period in which income is reported. The Company recognized approximately $15,000 and $5,000 of compensation expense related to this plan for the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026 there were 134,286 shares not yet released having an aggregate market value of approximately $1.6 million. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its equity incentive plan for the three months ended March 31, 2026 and 2025 is as follows:

	For the three months ended March 31,
	2026		2025
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
		Price Per		Price Per
	Options	Share	Options	Share
Outstanding at the beginning of the period	61,186	$9.32	59,034	$9.27

Grants	—	—	—	—
Exercised	—	—	—	—
Forfeitures	—	$—	—	—
Outstanding at period end	61,186	$9.32	59,034	$9.27
Vested at end of period	50,415	$9.18	49,040	$9.17
Exercisable	50,415	$9.18	49,040	$9.17

The intrinsic value of options outstanding at March 31, 2026 and December 31, 2025 was $145,000 and $76,000 respectively.

The grants to senior management and directors vest over a five-year period in equal installments, with the first installment vesting on the anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2030.

The Company recorded compensation expense in the amount of $5,000 and $4,000 for the three months ended March 31, 2026 and 2025, respectively. The Company had $22,000 of compensation expense remaining to be recognized at March 31, 2026.

Compensation costs related to share-based payments transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award.

In May 2023 and 2022, the Company awarded 12,000 original shares of restricted stock to senior management. The restricted stock vests 20% per year on the specified vesting date, until 100% vested on the specified vesting date of the fifth year after the restricted stock was granted. In November 2025, the Company awarded 10,000 shares of restricted stock to senior management. Of the total restricted shares, 5,000 will become 100% vested on the first anniversary of the grant date and the remaining 5,000 shares will become 50% vested on the first anniversary of the grant date and fully vested on the second anniversary of the grant date. The Company recorded compensation expense in the amount of $33,000 and $12,000 for the three months ended March 31, 2026 and 2025, respectively. The Company has $145,000 of compensation expenses remaining to be recognized at March 31, 2026.

The Company did not have any awards granted or forfeited during the three months ended March 31, 2026 and 2025.

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

Level 3:   Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

There were no securities transferred out of Level 2 securities available-for-sale during the three months ended March 31, 2026 and 2025. During the twelve months ended December 31, 2025, the Company transferred an investment security from Level 2 to Level 3 as a result of the lack of observable market inputs, which required the use of significant unobservable inputs to determine fair value.

(In thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale Securities:
March 31, 2026:
U.S. Treasury securities	$11,740	$—	$11,740	$—
U.S. Government Agency securities	893	—	893	—
Municipal securities	13,366	—	13,218	148
Mortgage-backed securities and collateralized mortgage obligations	10,001	—	10,001	—
Corporate securities	7,031	—	7,031	—
	$43,031	$—	$42,883	$148
December 31, 2025:
U.S. Treasury securities	$14,795	$—	$14,795	$—
U.S. Government Agency securities	900	—	900	—
Municipal securities	13,527	—	13,379	148
Mortgage-backed securities and collateralized mortgage obligations	10,915	—	10,915	—
Corporate securities	8,498	—	8,498	—
	$48,635	$—	$48,487	$148

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Municipal Securities
(In thousands)	2026	2025

Balance of recurring Level 3 assets at January 1	$148	$—
Transfers into Level 3	—	—
Balance of recurring Level 3 assets at March 31	$148	$—

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at March 31, 2026 and December 31, 2025.

Cash and Cash Equivalents

The carrying amounts of these assets approximate their fair values.

Securities Available-For-Sale

The fair value of securities available-for-sale (carried at fair value) are determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted prices and is a Level 2 measurement. For those available-for-sale debt securities where market prices of similar securities are not available because of the lack of observable market data, they are valued on a quarterly basis by measuring the present value of estimated future cash flows and, therefore, are classified as Level 3 within the valuation hierarchy.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025 were as follows:

	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value

March 31, 2026:
Financial assets:
Cash and cash equivalents	$7,206	$7,206	$—	$—	$7,206
Securities available-for-sale, net of allowance for credit losses of $518	43,031	—	42,883	148	43,031
Federal Home Loan Bank of New York stock, at cost	3,254	—	3,254	—	3,254
Federal Reserve Bank stock, at cost	270	—	270	—	270
Loans, net of allowance for credit losses of $2,001	233,334	—	—	222,957	222,957
Accrued interest receivable	1,603	1,603	—	—	1,603
Financial liabilities:
Deposits	240,853	86,246	144,293	—	230,539
Federal Home Loan Bank advances	34,567	—	35,987	—	35,987
Accrued interest payable	115	115	—	—	115
Advances from borrowers for taxes and insurance	1,938	1,938	—	—	1,938

December 31, 2025:
Financial assets:
Cash and cash equivalents	$5,328	$5,328	$—	$—	$5,328
Securities available-for-sale, net of allowance for credit losses of $518	48,635	—	48,487	148	48,635
Federal Home Loan Bank of New York stock, at cost	3,272	—	3,272	—	3,272
Federal Reserve Bank stock, at cost	131	—	131	—	131
Loans, net of allowance for credit losses of $1,915	226,030	—	—	213,685	213,685
Accrued interest receivable	1,479	1,479	—	—	1,479
Financial liabilities:
Deposits	234,426	85,684	140,079	—	225,763
Federal Home Loan Bank advances	35,567	—	36,987	—	36,987
Accrued interest payable	120	120	—	—	120
Advances from borrowers for taxes and insurance	2,389	2,389	—	—	2,389

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2026 and December 31, 2025 were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2026:
Collateral-dependent loans	$2,413	$—	$—	$2,413
	$2,413	$—	$—	$2,413

December 31, 2025:
Collateral-dependent loans	$2,259	$—	$—	$2,259
	$2,259	$—	$—	$2,259

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Adjustment
	Valuation	Unobservable		(Weighted-
	Techniques	Input	Range	average)
Collateral-dependent loans	Lower of appraisal	Appraisal	10%-50%	(26%) 2026
	of collateral or	adjustments	10%-55%	(26%) 2025
asking price less
selling costs

		Selling costs	7%-15%	(10%) 2026
			7%-14%	(10%) 2025

At March 31, 2026 and December 31, 2025, the fair value of collateral-dependent loans consisted of loan balances of $2,553,000 and $2,394,000, respectively, net of a valuation allowance of $140,000 and $135,000, respectively.

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

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:

	At March 31,	At December 31,
(In thousands)	2026	2025

Commitments to Grant Loans	$668	$1,298
Performance Standby Letters of Credit	$341	$96
Unfunded Commitments Under Lines of Credit	$26,004	$27,858

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Allowance for credit losses on unfunded loan commitments was immaterial at March 31, 2026 and December 31, 2025.

12. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a Bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. A financial institution can elect to be subject to this new definition. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.00%. The Bank elected to adopt the Community Bank Leverage Ratio as of June 30, 2020. Effective July 1, 2026, the federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 8.00% and extended the grace period from two quarters to four quarters, subject to a limit of eight quarters over a five-year period.

As of March 31, 2026, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier 1 leverage ratio (Community Bank Leverage Ratio) as set forth in the table below, including applicable grace periods. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025, are as follows:

					To be Well
					Capitalized
					Under Prompt and		Minimum Capital
			Capital Adequacy		Corrective Action		Adequacy with
	Actual		Purposes		Provisions		Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2026
Tier 1 capital to assets	$30,619	9.78%	$25,043	8.00%	$28,173	9.00%	N/A	N/A
As of December 31, 2025:
Tier 1 capital to assets	$30,487	9.68%	$25,208	8.00%	$28,359	9.00%	N/A	N/A

13. EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. During the three months ended March 31, 2026 and 2025, the Company had 13,458 and 8,595 potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Antidilutive shares are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they become dilutive.

The following table sets forth the calculation of basic and diluted (loss) earnings per share:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2026	2025
Basic (loss) earnings per common share:
Net (loss) income available to common stockholders	$(50)	$148
Weighted average common shares outstanding basic	1,643,292	1,699,909
Weighted average common shares outstanding dilutive	1,656,750	1,708,504
(Loss) Earnings per share basic	$(0.03)	$0.09
(Loss) Earnings per share dilutive	$(0.03)	$0.09

14. NON-INTEREST INCOME

The Company has included the following tables regarding the Company’s non-interest income for the periods presented:

	Three months ended March 31,
(In thousands)	2026	2025

Service fees
Deposit related fees	$12	$9
Loan servicing income	23	23
Total service fees	35	32
Income from financial services
Securities commission income	261	222
Insurance commission income	1	2
Total insurance and securities commission income	262	224
Card income
Debit card interchange fee income	85	68
ATM fees	8	7
Insufficient fund fees	91	65
Total card and insufficient funds income	184	140
Realized gain on sales of residential mortgage loans	24	33
Deferred compensation plan assets	33	26
Other miscellaneous income	66	31
Total non-interest income	$604	$486

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

The community banking segment provides financial services to consumers and businesses principally in the Greater Syracuse Area and Onondaga County of New York State. These services include providing various types of loans to customers, accepting deposits, mortgage banking, and other traditional banking services. Parent company income is included in the community banking segment, as the majority of effort for these functions is related to this segment. Major revenue sources include net interest income and service fees on deposit accounts. Expenses include personnel and branch-network support charges. The wealth management agency segment offers individual investment management for individuals in the Greater Syracuse Area. The primary revenue source is commissions from 401(k) management and brokered accounts.

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

Information about the segments is presented in the following table as of and for the periods indicated:

(In thousands)	At March 31, 2026	At December 31, 2025

Total assets for Seneca Savings	$315,155	$312,487
Total assets for Financial Quest	1,296	1,236
Elimination of intercompany receivables	(589)	(1,609)
Total consolidated assets	$315,862	$312,114

	Three Months Ended March 31,
(In thousands)	2026			2025
	Seneca Savings	Financial Quest	Total	Seneca Savings	Financial Quest	Total
INTEREST INCOME
Total interest income	$3,828	$—	$3,828	$3,437	$—	$3,437
INTEREST EXPENSE
Total interest expense	1,384	—	1,384	1,309	—	1,309
Net interest income	2,444	—	2,444	2,128	—	2,128
Provision for credit losses loans receivable	120	—	120	110	—	110
Net interest income after provision for credit losses	2,324	—	2,324	2,018	—	2,018
NONINTEREST INCOME
Service fees	35	—	35	32	—	32
Income from financial services	—	262	262	—	224	224
Fee income	236	8	244	163	8	171
Gain on sale of fixed assets	6	—	6	—	—	—
Earnings on deferred compensation plan assets	33	—	33	26	—	26
Net gains on sale of residential mortgage loans	24	—	24	33	—	33
Total noninterest income	334	270	604	254	232	486
NONINTEREST EXPENSE
Compensation and employee benefits	1,439	140	1,579	1,170	116	1,286
Core processing	463	—	463	335	—	335
Premises and equipment	304	6	310	217	6	223
Professional fees	159	15	174	57	—	57
Postage & office supplies	24	—	24	43	—	43
FDIC premiums	55	—	55	33	—	33
Advertising	91	1	92	96	2	98
Director fees	46	—	46	48	—	48
Intangible asset amortization	—	39	39	—	39	39
Other	172	17	189	153	12	165
Total noninterest expense	2,753	218	2,971	2,152	175	2,327
(Loss) Income before provision for income taxes	(95)	52	(43)	120	57	177
PROVISION FOR INCOME TAXES	7	—	7	29	—	29
Net (loss) income	$(102)	$52	$(50)	$91	$57	$148

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

Summary of Critical Accounting Policies and Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. As a result, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available at that time. Critical accounting estimates include the areas where we have made what we consider to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. We evaluate our critical accounting estimates and assumptions on an ongoing basis and update them as needed. Significant accounting policies are presented in Note 2. Summary of Significant Accounting Policies of the notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q.

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

The allowance is established through a provision for credit losses in our consolidated statements of income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of our portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. At March 31, 2026, and December 31, 2025, the allowance for credit losses on loans totaled $2.0 million and $1.9 million, respectively. Due to the nature and composition of our lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of March 31, 2026, and December 31, 2025, the allowance for credit losses on loans allocated to our commercial real estate portfolio was $672,000, or 34.3%, and $676,000, or 37.3%, respectively.

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

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee’s (“FOMC”) median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product (“GDP”). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate “shock” or increase of 20 basis points in the FOMC’s projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth, this would increase the model’s total calculated allowance for credit losses on loans by $1.1 million or 53.4%, representing a 45 basis points increase to the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of March 31, 2026. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of March 31, 2026.

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

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets were $315.9 million as of March 31, 2026 and $312.1 million as of December 31, 2025, an increase of $3.7 million, or 1.2%. The increase in assets was primarily due to a $7.3 million increase in net loans, and a $1.9 million increase in cash and cash equivalents, offset by a $5.6 million decrease in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.9 million, or 35.2%, to $7.2 million at March 31, 2026 from $5.3 million at December 31, 2025. The increase primarily resulted from a $6.4 million increase in total deposits and a $5.6 million decrease in available-for-sale securities, partially offset by a $7.3 million increase in net loans.

Available-for-Sale Securities. Available-for-sale securities decreased by $5.6 million, or 11.5%, to $43.0 million at March 31, 2026 from $48.6 million at December 31, 2025. This decrease was primarily due to maturities of $4.5 million and $838,000 in principal repayments during the first three months of 2026.

Net Loans. Loans receivable, net of the allowance for credit losses, increased $7.3 million, or 3.2%, to $233.3 million at March 31, 2026 from $226.0 million at December 31, 2025. The increase in net loans was primarily driven by the origination of $13.0 million of loans, partially offset by $4.4 million of paydowns and $1.3 million of loan sales during the three months ended March 31, 2026. Commercial real estate loans increased to $94.9 million at March 31, 2026 from $88.0 million at December 31, 2025 and commercial and industrial loans increased to $23.7 million at March 31, 2026 as compared to $22.2 million at December 31, 2025 as we continue to focus on growth in these portfolios. Home equity loans and lines of credit increased to $16.8 million at March 31, 2026 from $15.9 million at December 31, 2025. One- to four-family residential mortgage loans decreased to $92.3 million at March 31, 2026 from $93.0 million at December 31, 2025. Residential construction loans decreased to $2.4 million at March 31, 2026 from $3.2 million at December 31, 2025. Consumer and other loans decreased to $4.0 million at March 31, 2026 from $4.3 million at December 31, 2025.

Deposits. Total deposits increased by $6.4 million, or 2.7%, to $240.9 million at March 31, 2026 from $234.4 million at December 31, 2025. Core deposits (which we define as all deposits other than certificates of deposit and brokered deposits) increased $9.2 million, or 5.4% to $181.3 million at March 31, 2026 from $172.1 million at December 31, 2025 primarily due to an increase in business money market accounts. As of March 31, 2026, money market deposits increased by $8.7 million and NOW and demand deposits increased by $1.1 million, partially offset by decreases in time deposits of $2.8 million and savings accounts of $576,000 as compared to December 31, 2025. There were $15.7 million and $16.7 million of brokered deposits included in time deposits at March 31, 2026 and December 31, 2025, respectively.

FHLB Advances. Total FHLB advances were $34.6 million at March 31, 2026 as compared to $35.6 million at December 31, 2025, a decrease of $1.0 million, or 2.8%. FHLB advances were paid down using funds obtained through deposit growth.

Stockholders’ Equity. Stockholders’ equity decreased by $193,000, or 0.6%, to $32.6 million at March 31, 2026 from $32.8 million at December 31, 2025. The decrease in stockholders’ equity was due to a $196,000 increase in net unrealized mark-to-market loss on the available-for-sale securities portfolio recognized in accumulated other comprehensive loss as a result of changes in interest rates during the three months ended March 31, 2026 in addition to a net loss of $50,000 recorded during the three months ended March 31, 2026.

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

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$232,862	$3,326	5.71%	$204,506	$2,929	5.73%
Available-for-sale securities	48,168	405	3.36	47,483	381	3.21
FHLB/FRB stock	3,522	67	7.61	3,336	76	9.11
Other interest-earning assets	6,285	30	1.91	6,316	51	3.23
Total interest-earning assets	290,837	3,828	5.26	261,641	3,437	5.25
Non-interest-earning assets	24,790			16,623
Total assets	$315,627			$278,264

Interest-bearing liabilities:
NOW accounts	$27,965	6	0.09	$26,033	6	0.09
Regular savings and demand club accounts	24,996	22	0.35	23,361	18	0.31
Money market accounts	92,766	599	2.58	65,701	396	2.41
Certificates of deposit and retirement accounts	60,400	467	3.09	65,013	508	3.13
Total interest-bearing deposits	206,127	1,094	2.12	180,108	928	2.06
FHLB borrowings	34,761	290	3.34	40,028	381	3.81
Total interest-bearing liabilities	240,888	1,384	2.30	220,136	1,309	2.38
Non-interest-bearing deposits	33,169			31,505
Other non-interest-bearing liabilities	8,323			3,289
Total liabilities	282,380			254,930
Stockholders’ equity	33,247			23,334
Total liabilities and stockholders’ equity	$315,627			$278,264

Net interest income		$2,444			$2,128
Net interest rate spread (1)			2.97%			2.88%
Net interest-earning assets (2)	$49,949			$41,505
Net interest margin (3)			3.36%			3.25%
Average interest-earning assets to average interest-bearing liabilities	120.74%			118.85%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended March 31,
	2026 vs. 2025
	Increase (Decrease)
	Due		Total
	to		Increase
(In thousands)	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$406	$(9)	$397
Available-for-sale securities	5	19	24
FHLB/FRB stock	4	(13)	(9)
Other interest-earning assets	—	(21)	(21)

Total interest-earning assets	415	(24)	391

Interest-bearing liabilities:
Regular savings and demand club accounts	1	3	4
Money market accounts	163	40	203
Certificates of deposit and retirement accounts	(36)	(5)	(41)
Total deposits	128	38	166

FHLB borrowings	(50)	(41)	(91)

Total interest-bearing liabilities	78	(3)	75

Change in net interest income	$337	$(21)	$316

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

Net Income. A net loss of $50,000 was recorded for the three months ended March 31, 2026, a decrease of $198,000 as compared to net income of $148,000 for the three months ended March 31, 2025. The decrease in net income was attributable to a $644,000 increase in non-interest expense and a $10,000 increase in provision for credit losses on loans during the three months ended March 31, 2026, partially offset by a $316,000 increase in net interest income, a $118,000 increase in non-interest income, and a $22,000 decrease in income tax expense.

Interest Income. Interest income increased $391,000, or 11.4%, to $3.8 million for the three months ended March 31, 2026, as compared to $3.4 million for the three months ended March 31, 2025 primarily due to increases in loan interest income and interest and dividend income earned on the available-for-sale securities portfolio.

Interest income on loans increased by $397,000, or 13.6%, to $3.3 million for the three months ended March 31, 2026 as compared to $2.9 million for the three months ended March 31, 2025. The increase was due to a $28.4 million, or 13.9%, increase in the average balance of the loan portfolio to $232.9 million for the three months ended March 31, 2026 from $204.5 million for the three months ended March 31, 2025. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate loans, partially offset by loan repayments and one- to four-family residential real estate loan sales. The average yield earned on the loan portfolio decreased by two basis points to 5.71% for the three months ended March 31, 2026 from 5.73% for the three months ended March 31, 2025.

Interest income earned on the available-for-sale securities portfolio increased by $24,000, or 6.3%, to $405,000 for the three months ended March 31, 2026 as compared to $381,000 for the three months ended March 31, 2025. The increase was primarily attributable to a $685,000, or 1.4%, increase in the average balance of the available-for-sale securities portfolio to $48.2 million for the three months ended March 31, 2026 as compared to $47.5 million for the three months ended March 31, 2025. The average yield earned on the available-for-sale securities portfolio increased by 15 basis points to 3.36% for the three months ended March 31, 2026 from 3.21% for the three months ended March 31, 2025, due to an increase in interest rates earned on the portfolio, resulting from purchases of higher-yielding securities.

Interest Expense. Interest expense increased $75,000, or 5.7%, to $1.4 million for the three months ended March 31, 2026 from $1.3 million for the three months ended March 31, 2025 due to an increase in interest expense on deposits.

Interest expense on deposits increased $166,000, or 17.9%, to $1.1 million for the three months ended March 31, 2026 from $928,000 for the three months ended March 31, 2025.  The average interest rate paid on deposit accounts increased six basis points to 2.12% for the three months ended March 31, 2026 from 2.06% for the three months ended March 31, 2025, primarily due to a 17 basis points increase in interest paid on money market accounts. The average balance of deposits increased by $26.0 million, or 14.4%, to $206.1 million for the three months ended March 31, 2026 from $180.1 million for the three months ended March 31, 2025. The increase in the average balance of deposits was primarily attributable to a $27.1 million increase in money market accounts, a $1.9 million increase in NOW accounts, and a $1.6 million increase in regular savings and demand club deposits, partially offset by a $4.6 million decrease in certificate of deposit and retirement accounts.

Interest expense paid on FHLB and other borrowings decreased $91,000, or 23.9%, to $290,000 for the three months ended March 31, 2026 from $381,000 for the three months ended March 31, 2025. The decrease in the interest paid on borrowings was due to a 47 basis points decrease in the average interest rate paid on FHLB borrowings to 3.34% for the three months ended March 31, 2026 from 3.81% for the three months ended March 31, 2025. The average balance of FHLB borrowings decreased $5.3 million, or 13.2%, to $34.8 million for the three months ended March 31, 2026 as compared to $40.0 million for the three months ended March 31, 2025 due to an increase in funding from deposits.

Net Interest Income. Net interest income increased by $316,000, or 14.8%, to $2.4 million for the three months ended March 31, 2026 from $2.1 million for the three months ended March 31, 2025. Net interest rate spread increased nine basis points to 2.97% for the three months ended March 31, 2026 as compared to 2.88% for the three months ended March 31, 2025, reflecting a one basis point increase in the average yield on interest-earning assets in addition to an eight basis points decrease in the average cost of interest-bearing liabilities. The net interest margin increased by 11 basis points to 3.36% for the three months ended March 31, 2026 from 3.25% for the three months ended March 31, 2025.

Provision for Credit Losses. Based on management’s analysis of the allowance for credit losses described under “Summary of Critical Accounting Policies and Critical Accounting Estimates” and in Note 2. Summary of Significant Accounting Policies of notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q, we recorded a provision for credit losses on loans of $120,000 for the three months ended March 31, 2026 as compared to a $110,000 provision for credit losses on loans for the three month period ended March 31, 2025. The increased provision for the three months ended March 31, 2026 related to commercial loan growth. The allowance for credit losses on loans was $2.0 million at March 31, 2026, or 0.85%, of total loans outstanding, and $1.9 million, or 0.84% of total loans outstanding at December 31, 2025.

Non-Interest Income. Non-interest income increased by $118,000, or 24.3%, to $604,000 for the three months ended March 31, 2026 from $486,000 for the three months ended March 31, 2025. The increase was attributable to a $73,000 increase in fee income primarily due to our increased focus on core deposit growth and a $38,000 increase in income earned from financial services and retirement planning income generated by our subsidiary, Financial Quest.

Non-Interest Expense. Non-interest expense increased by $644,000, or 27.7%, to $3.0 million for the three months ended March 31, 2026 from $2.3 million for the three months ended March 31, 2025. Compensation and benefits increased by $293,000, or 22.8%, due to an increase in the number of employees as a result of opening a new branch office in Manlius, New York in June 2025 as well as annual salary increases and increases in benefit expenses.  Core processing expense increased $128,000, or 38.2%, as a result of IT managed services. Professional fees increased $117,000, or 205.3%, primarily due to increases in consulting, legal, and audit and accounting services in connection with becoming a public company. Premises and equipment expense increased by $87,000, or 39.0%, primarily due to the opening of the new Manlius branch office.

Income Tax Expense. Income tax expense decreased $22,000, or 75.9%, to $7,000 for the three months ended March 31, 2026 as compared to income tax expense of $29,000 for the three months ended March 31, 2025.  The decrease in income tax expense resulted from the decrease in income before taxes.

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

The following tables present the statements of income and total assets for our reportable business segments at or for the periods indicated:

	At or for the Three Months Ended March 31,
	2026			2025
		Wealth	Total		Wealth	Total
(In thousands)	Banking	Management	Segments(2)	Banking	Management	Segments(2)

Net interest income	$2,444	$—	$2,444	$2,128	$—	$2,128
Non-interest income	334	270	604	254	232	486
Provision for credit losses on loans	120	—	120	110	—	110
Non-interest expense	2,753	218	2,971	2,152	175	2,327
Provision for income taxes	7	—	7	29	—	29
Net (loss) income	$(102)	$52	$(50)	$91	$57	$148
Assets under management (AUM) (market value) (1)	$—	$254,870	$254,870	$—	$223,130	$223,130
Total assets	$315,155	$1,296	$315,862	$279,375	$1,187	$280,247

(1)	Assets under management represents customer assets managed by Financial Quest, and not assets of Financial Quest or the Bank.
(2)	Reflects intercompany eliminations. See Footnote 15, Segment Information, for more information.

Comparison at or for the three months ended March 31, 2026 and 2025.  The market value of assets under management was $254.9 million at March 31, 2026 as compared to $223.1 million at March 31, 2025. This increase was due to continued organic acquisition of new assets under management combined with an increase in the market value of assets under management.

Income related to our wealth management business segment, which we record as non-interest income, increased $38,000, or 16.4%, to $270,000 for the three months ended March 31, 2026 as compared to $232,000 for the three months ended March 31, 2025. The increase was mainly due to the impact of changes in equity markets and the interest rate environment during the three months ended March 31, 2026 as compared to the same prior year period.

Expenses related to our wealth management business segment, which we record as non-interest expense, increased $43,000, or 24.6%, to $218,000 for the three months ended March 31, 2026 as compared to $175,000 for the three months ended March 31, 2025. The increase was due to the continued growth in our operations and an increase in compensation expense.

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

Loans modified for borrowers experiencing financial difficulties occur when we grant borrowers favorable loan modifications that we would not consider but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions typically include a modification of loan terms such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date, or possibly a partial forgiveness of the principal amount due. We identify loans for potential modifications related to borrowers experiencing financial difficulty primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. We did not modify any loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026. We closely monitor the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the three months ended March 31, 2026 and all such loans were current as of March 31, 2026.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,	At December 31,
(Dollars in thousands)	2026	2025

Non-accrual loans:
Residential:
One- to four-family	$942	$1,455
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial real estate	1,579	1,578
Commercial and industrial	—	41
Consumer and other	—	—
Total non-accrual loans	2,521	3,074

Accruing loans 90 days or more past due:
Residential:
One- to four-family	—	—
Construction	—	—
Home equity loans and lines of credit	32	32
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans 90 days or more past due	32	32

Total non-performing loans	2,553	3,106

Real estate owned	—	—
Other non-performing assets	148	148

Total non-performing assets	$2,701	$3,254

Ratios:
Total non-performing loans to total loans	1.09%	1.37%
Total non-performing loans to total assets	0.81%	1.00%
Total non-performing assets to total assets	0.86%	1.04%

Non-accrual loans decreased by $553,000, or 18.0%, to $2.5 million at March 31, 2026 as compared to $3.1 million at December 31, 2025, primarily due to a decrease in one- to four family residential loans as two loans transitioned to accrual status during the three months ended March 31, 2026.

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

The following table sets forth our amounts of classified loans and loans designated as special mention as of March 31, 2026 and December 31, 2025 in our commercial real estate and commercial and industrial loan portfolios. All other loans are assigned a “pass” rating until the loan becomes 90 days past due at which time it is either downgraded to “non-performing” status or charged off. Generally loans 90 days or more past due are placed on non-accrual status.

	At March 31,	At December 31,
(In thousands)	2026	2025

Substandard	$3,410	$3,253
Doubtful	—	—
Loss	—	—
Total Classified Assets	$3,410	$3,253
Special Mention	$576	$1,082

At March 31, 2026, a loan relationship consisting of one commercial real estate loan totaling $576,000 and seven commercial and industrial loans totaling $506,000 were upgraded from special mention to pass, offset by two newly classified special mention loans that were downgraded from pass during the three months ended March 31, 2026 as compared to December 31, 2025.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025

Balance at beginning of period	$1,915	$1,804

Charge-offs:
Residential:
One- to four-family	—	(10)
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	—	(51)
Consumer and other	(38)	(14)
Total charge-offs	(38)	(75)

Recoveries:
Residential:
One- to four-family	—	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	—	2
Consumer and other	4	1
Total recoveries	4	3

Net charge-offs	(34)	(72)
Provision for credit losses on loans	120	110

Balance of allowance at end of period	$2,001	$1,842

Net (charge-offs) recoveries to average loans outstanding during period (annualized)	(0.06)%	(0.14)%
Allowance for credit losses on loans to non-accrual loans at end of period	79.37%	178.66%
Non-accrual loans to total loans outstanding at end of period	1.08%	0.50%
Allowance for credit losses on loans to total loans outstanding at end of period	0.85%	0.90%

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

	For the Three Months Ended March 31,
	2026	2025

Net (charge-offs) recoveries to average loans outstanding during the period by loan type (annualized):
Residential:
One- to four-family	0.00%	(0.02)%
Home equity loans and lines of credit	0.00%	0.00%
Construction	0.00%	0.00%
Commercial real estate	0.00%	0.00%
Commercial and industrial	0.00%	(0.10)%
Consumer and other	(0.06)%	(0.03)%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities and sales of securities. We also are able to borrow from the FHLB of New York. At March 31, 2026, we had an $85.6 million line of credit with the FHLB of New York, a $5.0 million line of credit with Pacific Coast Bankers Bank (“PCBB”), and a $4.0 million line of credit with Zions Bank. At March 31, 2026, we had outstanding borrowings of $34.6 million from the FHLB of New York. We did not borrow against the line of credit with Zions Bank or PCBB during the three months ended March 31, 2026. We also have the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program.

The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists to meet the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2026.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2026, cash and cash equivalents totaled $7.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, had a total market value of $43.0 million at March 31, 2026.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLB of New York advances and other liquidity sources. We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. Certificates of deposit due within twelve months of March 31, 2026 totaled $39.7 million, or 16.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We anticipate a material capital expenditure in 2026 related to the construction of our Camillus branch which we expect to open in early 2027.  We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above.

At March 31, 2026, we exceeded all of our regulatory capital requirements, and we were categorized as “well capitalized” at March 31, 2026, including applicable grace periods. Management is not aware of any conditions or events since March 31, 2026 that would change our categorization. See Note 12. Regulatory Capital Requirements of the notes to our consolidated financial statements for more information.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet items include loan commitments as described in Note 11. Commitments and Contingencies of the notes to our consolidated financial statements. At March 31, 2026, we had loan commitments to borrowers of approximately $668,000 and overdraft lines of credit, unused home equity lines of credit, unused commercial lines of credit, and commercial and standby letters of credit of approximately $26.3 million. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. The allowance for credit losses on unfunded loan commitments was immaterial at March 31, 2026.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting.  During the quarter ended March 31, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

At March 31, 2026, the Bank was subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA BANCORP, INC.

Date: May 14, 2026	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer
(Duly Authorized Representative and Principal Executive Officer)

Date: May 14, 2026	/s/ Vincent J. Fazio
Vincent J. Fazio
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)