Form 10-Q
period 2026-06-30
Seneca Bancorp, Inc.
filed 2026-08-12
CIK 2072421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

There were 1,800,435 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 11, 2026.

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At June 30,	At December 31,
(In thousands, except share data)	2026	2025
	(Unaudited)
ASSETS
Cash and due from banks	$1,740	$2,456
Interest-earning deposits	6,410	2,872
Cash and cash equivalents	8,150	5,328
Securities, available-for-sale, net of allowance for credit losses of $666 and $518	35,116	48,635
Loans, net of allowance for credit losses of $1,847 and $1,915	236,710	226,030
Federal Home Loan Bank of New York stock, at cost	3,354	3,272
Federal Reserve Bank stock, at cost	270	131
Premises and equipment, net	13,281	13,190
Bank-owned life insurance	2,846	2,793
Pension assets	8,005	8,005
Accrued interest receivable	1,512	1,479
Intangible assets	350	428
Goodwill	412	412
Other assets	2,371	2,411
Total assets	$312,377	$312,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$32,436	$32,221
Interest-bearing	202,549	202,205
Total deposits	234,985	234,426
Federal Home Loan Bank advances	34,629	35,567
Advances from borrowers for taxes and insurance	3,220	2,389
Other liabilities	6,767	6,981
Total liabilities	279,601	279,363
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,800,435 and 1,800,141 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	18	18
Additional paid-in capital	15,260	15,187
Retained earnings	22,592	22,549
Unearned ESOP shares, at cost	(1,327)	(1,357)
Accumulated other comprehensive loss	(3,767)	(3,646)
Total stockholders’ equity	32,776	32,751
Total liabilities and stockholders’ equity	$312,377	$312,114

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025

INTEREST INCOME
Loans, including fees	$3,492	$3,099	$6,818	$6,028
Securities	440	460	912	917
Other	34	36	64	87
Total interest income	3,966	3,595	7,794	7,032
INTEREST EXPENSE
Deposits	1,047	994	2,141	1,922
Advances and borrowings	311	370	601	751
Total interest expense	1,358	1,364	2,742	2,673
Net interest income	2,608	2,231	5,052	4,359
Provision for credit losses available-for-sale securities	148	—	148	—
(Benefit) Provision for credit losses loans receivable	(28)	511	92	621
Net interest income after provision for credit losses	2,488	1,720	4,812	3,738
NONINTEREST INCOME
Service fees	39	33	74	65
Income from financial services	245	240	507	464
Fee income	282	200	526	371
Earnings on deferred compensation plan assets	35	26	68	52
Gain on sale of fixed assets	—	—	6	—
Net gains on sale of residential mortgage loans	25	32	49	65
Total noninterest income	626	531	1,230	1,017
NONINTEREST EXPENSE
Compensation and employee benefits	1,571	1,387	3,150	2,673
Core processing	479	376	942	711
Premises and equipment	261	222	571	445
Professional fees	249	106	423	163
Postage and office supplies	25	15	49	58
FDIC premiums	59	34	114	67
Advertising	64	85	156	183
Director fees	55	37	101	85
Intangible asset amortization	39	40	78	79
Other	233	180	422	345
Total noninterest expense	3,035	2,482	6,006	4,809
Income (Loss) before benefit for income taxes	79	(231)	36	(54)
BENEFIT FOR INCOME TAXES	(14)	(35)	(7)	(6)
Net income (loss)	$93	$(196)	$43	$(48)

Net income (loss) per common shares - basic	$0.06	$(0.12)	$0.03	$(0.03)
Net income (loss) per common shares - diluted	$0.06	$(0.12)	$0.03	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

NET INCOME (LOSS)	$93	$(196)	$43	$(48)

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX
Available-for-sale securities:
Unrealized holding gains (losses) arising during period	95	(55)	(153)	(122)
Net unrealized gains (losses) on available-for-sale securities	95	(55)	(153)	(122)

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX	95	(55)	(153)	(122)
Tax effect	(20)	12	32	26
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	75	(43)	(121)	(96)
TOTAL COMPREHENSIVE INCOME (LOSS)	$168	$(239)	$(78)	$(144)

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended June 30, 2026						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

BALANCE, MARCH 31, 2026	$18	$15,225	$—	$22,499	$(1,342)	$(3,842)	$32,558
Net income	—	—	—	93	—	—	93
Other comprehensive income	—	—	—	—	—	75	75
ESOP shares committed to be released	—	—	—	—	15	—	15
Stock-based compensation	—	35	—	—	—	—	35
BALANCE, JUNE 30, 2026	$18	$15,260	$—	$22,592	$(1,327)	$(3,767)	$32,776

Three Months Ended June 30, 2025						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

BALANCE, MARCH 31, 2025	$9	$8,134	$(1,557)	$22,525	$(600)	$(4,537)	$23,974
Net loss	—	—	—	(196)	—	—	(196)
Other comprehensive loss	—	—	—	—	—	(43)	(43)
ESOP shares committed to be released	—	—	—	—	4	—	4
Stock-based compensation	—	16	—	—	—	—	16
BALANCE, JUNE 30, 2025	$9	$8,150	$(1,557)	$22,329	$(596)	$(4,580)	$23,755

Six Months Ended June 30, 2026						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

BALANCE, DECEMBER 31, 2025	$18	$15,187	$—	$22,549	$(1,357)	$(3,646)	$32,751
Net income	—	—	—	43	—	—	43
Other comprehensive loss	—	—	—	—	—	(121)	(121)
ESOP shares committed to be released	—	—	—	—	30	—	30
Stock-based compensation	—	73	—	—	—	—	73
BALANCE, JUNE 30, 2026	$18	$15,260	$—	$22,592	$(1,327)	$(3,767)	$32,776

Six Months Ended June 30, 2025						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

BALANCE, DECEMBER 31, 2024	$9	$8,118	$(1,557)	$22,377	$(605)	$(4,484)	$23,858
Net loss	—	—	—	(48)	—	—	(48)
Other comprehensive loss	—	—	—	—	—	(96)	(96)
ESOP shares committed to be released	—	—	—	—	9	—	9
Stock-based compensation	—	32	—	—	—	—	32
BALANCE, JUNE 30, 2025	$9	$8,150	$(1,557)	$22,329	$(596)	$(4,580)	$23,755

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43	$(48)
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	367	265
Provision for credit losses	240	621
Net amortization of premiums and discounts on securities	91	(52)
Gain on sale of residential mortgage loans	(49)	(65)
Proceeds from sale of residential mortgage loans	3,481	4,618
Loans originated and sold	(3,432)	(4,554)
Deferred income tax expense (benefit)	117	(47)
Gain on sale of premises and equipment	(6)	—
Proceeds from sale of premises and equipment	20	—
Amortization of deferred loan fees	87	41
ESOP compensation expense	30	9
Stock-based compensation expense	73	32
Earnings on investment in bank-owned life insurance	(53)	(52)
Net change in accrued interest receivable	(33)	(123)
Net change in other assets	40	(837)
Net change in other liabilities	(299)	233
Net cash flow provided by operating activities	717	41
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale:
Proceeds from calls and maturities	11,606	10,230
Principal repayments	1,521	312
Purchases	—	(12,725)
Purchase of Federal Home Loan Bank of New York stock	(1,163)	(855)
Redemption of Federal Home Loan Bank of New York stock	1,081	763
Purchase of Federal Reserve Bank stock	(139)	—
Loan originations and principal collections, net	(10,859)	(7,829)
Purchases of premises and equipment	(394)	(1,958)
Net cash flow provided by (used in) investing activities	1,653	(12,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	559	18,246
Change in advances from borrowers for taxes and insurance	831	659
Payments on acquisition contingent consideration	—	(156)
Repayment of long-term FHLB advances	(5,814)	(14,500)
Proceeds from long-term FHLB advances	5,876	13,814
Change in short-term FHLB advances	(1,000)	—
Net cash flow provided by financing activities	452	18,063
Net change in cash and cash equivalents	2,822	6,042
CASH AND CASH EQUIVALENTS - beginning of the period	5,328	6,788
CASH AND CASH EQUIVALENTS - end of the period	$8,150	$12,830

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.) (Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2026	2025

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$2,723	$2,715
Income taxes	$54	$7

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

The interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2026, or any other period.

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

None.

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

3. Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized	Unrealized	Unrealized	Allowance for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value

Available-for-sale securities:
June 30, 2026:
U.S. Treasury securities	$6,006	$—	$(46)	$—	$5,960
U.S. Government Agency securities	1,000	—	(107)	—	893
Municipal securities	16,335	—	(2,381)	(666)	13,288
Mortgage-backed securities and collateralized mortgage obligations	10,263	—	(990)	—	9,273
Corporate securities	5,763	9	(70)	—	5,702
	$39,367	$9	$(3,594)	$(666)	$35,116

December 31, 2025:
U.S. Treasury securities	$14,775	$36	$(16)	$—	$14,795
U.S. Government Agency securities	1,000	—	(100)	—	900
Municipal securities	16,406	3	(2,364)	(518)	13,527
Mortgage-backed securities and collateralized mortgage obligations	11,796	10	(891)	—	10,915
Corporate securities	8,608	12	(122)	—	8,498
	$52,585	$61	$(3,493)	$(518)	$48,635

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

Investment securities with market values of $17.8 million and $27.8 million were pledged to secure deposits and for other purposes required or permitted by law at June 30, 2026 and December 31, 2025, respectively. The Company pledged securities with a book value of $11.3 million and a market value of $10.6 million at June 30, 2026, and a book value of $5.2 million and a market value of $4.7 million at December 31, 2025, to local municipalities collateralizing their deposits. The Company had pledged New York municipal bonds with a book value of $1.9 million and a market value of $1.7 million at June 30, 2026, and a book value of $1.4 million and a market value of $1.2 million at December 31, 2025, respectively, to the New York State Linked Deposit Program.

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	June 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$4,767	$4,098	$14,434	$13,868
Due after one year through five years	12,899	12,076	13,866	13,185
Due after five years through ten years	8,469	7,350	9,056	7,986
Due after ten years	2,969	2,319	3,433	2,681

Mortgage-backed securities and collateralized mortgage obligations	10,263	9,273	11,796	10,915
	$39,367	$35,116	$52,585	$48,635

The Company did not sell any available-for-sale securities during the three or six months ended June 30, 2026 and 2025.

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

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Twelve Months and Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value

June 30, 2026:
U.S. Treasury securities	$(46)	$5,960	$—	—
U.S. Government Agency securities	—	—	(107)	893
Municipal securities	(5)	1,133	(2,376)	11,214
Mortgage-backed securities and collateralized mortgage obligations	(83)	4,895	(907)	4,378
Corporate securities	—	—	(70)	2,745
	$(134)	$11,988	$(3,460)	$19,230

December 31, 2025:
U.S. Treasury securities	$(1)	$996	$(15)	$2,984
U.S. Government Agency securities	—	—	(100)	900
Municipal securities	(1)	1,025	(2,363)	11,300
Mortgage-backed securities and collateralized mortgage obligations	(32)	3,871	(859)	5,359
Corporate securities	—	—	(122)	5,718
	$(34)	$5,892	$(3,459)	$26,261

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

At June 30, 2026, five U.S. Treasury, four collateralized mortgage obligations, and three municipal securities were in a loss position for less than twelve months. At June 30, 2026, thirty-one municipal securities, nine collateralized mortgage obligations, four corporate securities, four mortgage-backed securities, and one government agency were in a continuous loss position for more than twelve months.

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

Allowance for Credit Losses for Debt Securities:

The following table presents the allowance for credit losses on available-for-sale debt securities:

(In thousands)	Municipal Securities

June 30, 2026:
Balance, beginning of period	$518
Provision for credit losses, not previously recorded	148
Balance, end of period	$666

June 30, 2025:
Balance, beginning of period	$498
Provision for credit losses, not previously recorded	—
Balance, end of period	$498

At June 30, 2026 and 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $0 and $451,000, respectively. This is comprised of the Madison County Capital Resource Corp. (Cazenovia College) bond that was in default at June 30, 2026 and 2025. The bond is collateralized with all the assets and real estate of the issuer which will be monetized to satisfy bondholders. At June 30, 2026, this bond was fully reserved due to the length of time in default and doubts on return of investment back to bondholders in the near future.

4. LOANS

Net loans at June 30, 2026 and December 31, 2025 were as follows:

(In thousands)	At June 30, 2026	At December 31, 2025

Mortgage loans on real estate:
One-to four-family first lien residential	$88,596	$93,006
Residential construction	3,909	3,196
Home equity loans and lines of credit	18,866	15,921
Commercial	97,296	87,954
Total mortgage loans on real estate	208,667	200,077
Commercial and industrial	24,968	22,243
Consumer loans	3,733	4,349
Total loans	237,368	226,669
Allowance for credit losses	(1,847)	(1,915)
Net deferred loan costs	1,189	1,276
Net loans	$236,710	$226,030

Residential real estate loans serviced for others, by the Company, not included in net loans totaled $35.5 million and $33.4 million at June 30, 2026 and December 31, 2025, respectively.

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

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprised approximately 87.9% and 88.3% of the portfolio at June 30, 2026 and December 31, 2025, respectively. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

The following tables present the loans to customers as of June 30, 2026 and December 31, 2025, based on year of origination within each credit quality indicator:

	At June 30, 2026
								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
							Amortized	Amortized
(In thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total

Mortgage loans on real estate:
One-to-four-family first lien residential:
Pass	$1,942	$1,304	$3,429	$8,461	$15,546	$56,991	$—	$—	$87,673
Non-Performing	—	—	—	398	172	353	—	—	923
Total	1,942	1,304	3,429	8,859	15,718	57,344	—	—	88,596
Current period gross write-offs	$—	$—	$—	$(90)	$(19)	$—	$—	$—	$(109)
Current period recoveries	—	—	—	1	—	—	—	—	1
Current period net write-offs	$—	$—	$—	$(89)	$(19)	$—	$—	$—	$(108)

Residential construction:
Pass	$1,487	$2,180	$—	$—	$110	$132	$—	$—	$3,909
Total	1,487	2,180	—	—	110	132	—	—	3,909
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity loans and lines of credit:
Pass	$256	$254	$522	$—	$—	$56	$17,389	$267	$18,744
Non-Performing	—	—	—	—	—	—	—	122	122
Total	256	254	522	—	—	56	17,389	389	18,866
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Pass	$10,823	$31,194	$10,210	$12,707	$6,262	$22,144	$—	$—	$93,340
Special Mention	—	—	—	—	—	573	—	—	573
Substandard	333	—	1,215	735	115	985	—	—	3,383
Total	11,156	31,194	11,425	13,442	6,377	23,702	—	—	97,296
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial:
Pass	$3,494	$8,312	$4,343	$3,222	$1,318	$4,132	$—	$—	$24,821
Substandard	—	—	147	—	—	—	—	—	147
Total	3,494	8,312	4,490	3,222	1,318	4,132	—	—	24,968
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	1	—	—	1
Current period net write-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1

Consumer:
Pass	$291	$559	$1,534	$467	$745	$70	$57	$10	$3,733
Total	291	559	1,534	467	745	70	57	10	3,733
Current period gross write-offs	$(9)	$(33)	$(8)	$—	$—	$(9)	$—	$—	$(59)
Current period recoveries	—	3	2	1	—	—	—	—	6
Current period net write-offs	$(9)	$(30)	$(6)	$1	$—	$(9)	$—	$—	$(53)

	At December 31, 2025
								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
							Amortized	Amortized
(In thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total

Mortgage loans on real estate:
One-to-four-family first lien residential:
Pass	$2,384	$2,712	$9,936	$16,704	$10,643	$49,857	$—	$—	$92,236
Non-Performing	45	—	287	68	—	370	—	—	770
Total	2,429	2,712	10,223	16,772	10,643	50,227	—	—	93,006
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential construction:
Pass	$2,190	$750	$—	$113	$—	$143	$—	$—	$3,196
Total	2,190	750	—	113	—	143	—	—	3,196
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity loans and lines of credit:
Pass	$278	$636	$—	$—	$—	$60	$14,682	$233	$15,889
Non-Performing	—	—	—	—	—	—	—	32	32
Total	278	636	—	—	—	60	14,682	265	15,921
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Pass	$31,612	$8,687	$12,995	$7,331	$6,581	$16,919	$—	$—	$84,125
Special Mention	—	576	—	—	—	—	—	—	576
Substandard	—	1,221	735	—	—	1,297	—	—	3,253
Total	31,612	10,484	13,730	7,331	6,581	18,216	—	—	87,954
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial:
Pass	$8,179	$4,619	$3,260	$1,827	$1,554	$2,298	$—	$—	$21,737
Special Mention	31	288	94	93	—	—	—	—	506
Total	8,210	4,907	3,354	1,920	1,554	2,298	—	—	22,243
Current period gross write-offs	$—	$—	$(652)	$(7)	$(4)	$(16)	$—	$—	$(679)
Current period recoveries	—	—	—	—	—	2	—	—	2
Current period net write-offs	$—	$—	$(652)	$(7)	$(4)	$(14)	$—	$—	$(677)

Consumer:
Pass	$711	$1,788	$731	$909	$1	$116	$92	$1	$4,349
Total	711	1,788	731	909	1	116	92	1	4,349
Current period gross write-offs	$—	$(28)	$(9)	$—	$—	$(2)	$—	$—	$(39)
Current period recoveries	—	—	5	—	—	1	—	—	6
Current period net write-offs	$—	$(28)	$(4)	$—	$—	$(1)	$—	$—	$(33)

At June 30, 2026, a loan relationship consisting of one commercial real estate loan totaling $576,000 and seven commercial and industrial loans totaling $506,000 were upgraded from special mention to pass, offset by two newly classified special mention loans that were downgraded from pass during the six months ended June 30, 2026, as compared to December 31, 2025. One commercial and industrial loan totaling $147,000 and one commercial real estate loan totaling $115,000 were downgraded to substandard from pass during the six months ended June 30, 2026 as compared to December 31, 2025.  One-to-four-family residential mortgage loans classified as non-performing increased $153,000 at June 30, 2026 as compared to December 31, 2025. One home equity loan totaling $90,000 was downgraded from pass to non-performing in the six months ended June 30, 2026 as compared to December 31, 2025.

Loans are considered past-due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past-due loans, segregated by class of loans, is as follows:

	At June 30, 2026

	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
(In thousands)	Past-Due	Past-Due	Past-Due	Due	Current	Receivable

Mortgage loans on real estate:
One-to four-family first lien residential	$2,598	$817	$923	$4,338	$84,258	$88,596
Residential construction	—	—	—	—	3,909	3,909
Home equity loans and lines of credit	—	—	122	122	18,744	18,866
Commercial	—	573	1,578	2,151	95,145	97,296
Total mortgage loans on real estate	2,598	1,390	2,623	6,611	202,056	208,667
Commercial and industrial	26	147	—	173	24,795	24,968
Consumer loans	10	42	—	52	3,681	3,733
Total loans	$2,634	$1,579	$2,623	$6,836	$230,532	$237,368

	At December 31, 2025

	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
(In thousands)	Past-Due	Past-Due	Past-Due	Due	Current	Receivable

Mortgage loans on real estate:
One-to four-family first lien residential	$2,310	$297	$770	$3,377	$89,629	$93,006
Residential construction	—	—	—	—	3,196	3,196
Home equity loans and lines of credit	139	53	32	224	15,697	15,921
Commercial	314	735	843	1,892	86,062	87,954
Total mortgage loans on real estate	2,763	1,085	1,645	5,493	194,584	200,077
Commercial and industrial	33	—	—	33	22,210	22,243
Consumer loans	42	3	—	45	4,304	4,349
Total loans	$2,838	$1,088	$1,645	$5,571	$221,098	$226,669

At June 30, 2026 and December 31, 2025 we had $122,000 and $32,000 of home equity loans and lines of credit past-due 90 days and still accruing, respectively. Nonaccrual loans, segregated by class of loan as of June 30, 2026 and December 31, 2025 are as follows:

At June 30, 2026
Nonaccrual
loans
without
related
allowance
		for	Recognized
	Nonaccrual	credit	interest
(In thousands)	loans	losses	income

Mortgage loans on real estate:
One-to four-family first lien residential	$978	$55	$—
Residential construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial	1,578	1,578	—
Commercial and industrial	—	—	—
Consumer loans	—	—	—
Total nonaccrual loans	$2,556	$1,633	$—

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

Collateral-dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

	At June 30, 2026

(In thousands)	Amortized cost	Collateral type

Real estate:
Residential one-to four-family	$923	Residential real estate property
Home equity line of credit	122	Residential real estate property
Commercial real estate	3,956	Commercial real estate property
Total real estate	$5,001

Commercial and industrial loans	$147	Commercial business assets
Total commercial and industrial	$147

	At December 31, 2025

(In thousands)	Amortized cost	Collateral type

Real estate:
Residential one-to four-family	$725	Residential real estate property
Home equity line of credit	32	Residential real estate property
Commercial real estate	1,590	Commercial real estate property
Total real estate	$2,347

Commercial and industrial loans	$41	Commercial business assets
Total commercial and industrial	$41

During the three months ended June 30, 2026, individually evaluated loans were expanded to include commercial loans that were risk rated special mention along with loans risk rated substandard. As a result of this change in approach, six additional commercial real estate loans totaling $2.3 million and one commercial and industrial loan totaling $147,000 were individually evaluated for credit losses.

There were no loans modified to borrowers experiencing financial difficulty during the three or six months ended June 30, 2026 or during the year ended December 31, 2025.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the six months ended June 30, 2026 or the year ended December 31, 2025.

Changes in the allowance for credit losses for the three months ended June 30, 2026 and 2025 are as follows:

	June 30, 2026

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total

Allowance for credit losses:
Beginning balance	$1,161	$549	$249	$42	$2,001
Charge-offs	(109)	—	(21)	—	(130)
Recoveries	1	1	2	—	4
(Benefit) Provision	(88)	69	(17)	8	(28)
Ending balance	$965	$619	213	$50	$1,847

	June 30, 2025

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total

Allowance for credit losses:
Beginning balance	$1,175	$548	$121	$(2)	$1,842
Charge-offs	—	(601)	(1)	—	(602)
Recoveries	—	—	—	—	—
Provision (Benefit)	38	490	—	(17)	511
Ending balance	$1,213	$437	120	$(19)	$1,751

Changes in the allowance for credit losses for the six months ended June 30, 2026 and 2025 are as follows:

	June 30, 2026

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total

Allowance for credit losses:
Beginning balance	$1,169	$455	$188	$103	$1,915
Charge-offs	(109)	—	(59)	—	(168)
Recoveries	1	1	6	—	8
(Benefit) Provision	(96)	163	78	(53)	92
Ending balance	$965	$619	$213	$50	$1,847

	June 30, 2025

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total

Allowance for credit losses:
Beginning balance	$1,088	$355	$144	$217	$1,804
Charge-offs	—	(655)	(23)	—	(678)
Recoveries	—	2	2	—	4
Provision (Benefit)	125	735	(3)	(236)	621
Ending balance	$1,213	$437	$120	$(19)	$1,751

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

	At June 30,	At December 31,
(In thousands)	2026	2025

Balance, beginning of period	$851	$780
Proceeds	30	300
Payments	(120)	(229)
Balance, end of period	$761	$851

5. PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2026 and December 31, 2025 are summarized as follows:

	At June 30,	At December 31,
(In thousands)	2026	2025

Building and building improvements	$11,006	$9,976
Construction in progress	3,840	4,604
Furniture, fixtures and equipment	3,309	3,231
	18,155	17,811
Accumulated depreciation	(4,874)	(4,621)
Total	$13,281	$13,190

6. DEPOSITS

Deposits, by deposit type, are summarized as follows:

	At June 30,	At December 31,
(In thousands)	2026	2025

Demand deposits	$32,436	$32,221
NOW accounts	28,021	27,801
Regular savings and demand clubs	24,325	25,662
Money markets	84,847	86,420
Certificates of deposit and retirement accounts	65,356	62,322
	$234,985	$234,426

Scheduled maturities of certificates of deposit and retirement accounts are summarized as follows:

(In thousands)	At June 30, 2026

2026	$27,771
2027	30,551
2028	4,456
2029	1,466
2030	775
Thereafter	337
$65,356

The aggregate amount of time deposits in denominations of $250,000 or more were $40.7 million and $38.1 million including brokered deposits of $19.2 million and $16.7 million at June 30, 2026 and December 31, 2025, respectively. The FDIC generally provides federal deposit insurance per account owner of $250,000.

Interest expense on deposits for the three months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,
(In thousands)	2026	2025

NOW accounts	$6	$6
Regular savings and demand clubs	14	33
Money markets	581	443
Certificates of deposit and retirement accounts	446	512
	$1,047	$994

Interest expense on deposits for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025

NOW accounts	$12	$12
Regular savings and demand clubs	36	51
Money markets	1,180	839
Certificates of deposit and retirement accounts	913	1,020
	$2,141	$1,922

Related party deposits were $1.8 million and $1.5 million at June 30, 2026 and December 31, 2025, respectively.

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLBNY”) reflect advances borrowed from the FHLBNY. The FHLBNY charges a substantial prepayment penalty for early payoff of an advance. The unamortized balances on advances at June 30, 2026 and December 31, 2025 are summarized as follows:

	At June 30,	At December 31,
(In thousands)	2026	2025

Term Advances:
FHLB fixed-rate advances	$34,629	$34,567
Repurchase Advances:
FHLB fixed-rate repurchase advances	—	1,000
Total Advances	$34,629	$35,567

The contractual maturities and weighted average rates of advances from FHLBNY at June 30, 2026 are as follows (dollars in thousands):

2026	$4,000	4.52%
2027	12,253	2.97%
2028	15,376	3.74%
2029	2,000	4.61%
2030	1,000	4.33%
	$34,629	3.62%

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. At June 30, 2026, we had the ability to borrow approximately $73.0 million under our credit facilities with FHLBNY, of which $46.8 million was advanced. Residential and commercial mortgage loans of $69.1 million and $69.5 million at June 30, 2026 and December 31, 2025, respectively, and investment securities of $3.8 million and $16.6 million at June 30, 2026 and December 31, 2025, respectively, have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings. The total outstanding indebtedness under borrowing facilities with the FHLBNY cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company had a municipal letter of credit (“MULOC”) with the FHLBNY collateralizing a $10.0 million certificate of deposit with the State of New York Banking Development District at June 30, 2026 and December 31, 2025. The New York State certificate was deposited after the Company opened its fourth location in Bridgeport, New York. The Company also has a $9.0 million line of credit with two correspondent banks that is available on an unsecured basis and had no draws at June 30, 2026 or December 31, 2025.  At June 30, 2026 and December 31, 2025, the Company had the ability to borrow $1.5 million and $4.5 million, respectively, through the Federal Reserve Discount Window.

8. COMPREHENSIVE LOSS

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended June 30, 2026
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(2,906)	$(936)	$(3,842)
Other comprehensive income	75	—	75
Ending balance	$(2,831)	$(936)	$(3,767)

	For the three months ended June 30, 2025
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(3,296)	$(1,241)	$(4,537)
Other comprehensive loss	(43)	—	(43)
Ending balance	$(3,339)	$(1,241)	$(4,580)

	Six Months Ended June 30, 2026
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(2,710)	$(936)	$(3,646)
Other comprehensive loss	(121)	—	(121)
Ending balance	$(2,831)	$(936)	$(3,767)

	Six Months Ended June 30, 2025
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(3,243)	$(1,241)	$(4,484)
Other comprehensive loss	(96)	—	(96)
Ending balance	$(3,339)	$(1,241)	$(4,580)

9. EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Company instituted a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make a payment to the participant. At June 30, 2026 and December 31, 2025, the Company recorded $284,000 and $219,000, respectively, for the SERP in other liabilities on the consolidated statements of financial condition. Expenses for the SERP are included in compensation and employee benefits on the consolidated statements of income and were approximately $37,000 and $7,000, respectively, for the three months ended June 30, 2026 and 2025 and $65,000 and $13,000, respectively, for the six months ended June 30, 2026 and 2025.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a noncontributory defined benefit pension plan (the “Pension Plan”). Substantially all employees participate in the retirement plan on a noncontributing basis and are fully vested after five years of service.

On October 13, 2017, the Compensation Committee elected to soft-freeze the defined benefit pension plan effective January 1, 2018. All employees hired after that date will not be eligible to participate in the defined benefit pension plan; they will, however, be able to participate in a 401(k) plan that the Company will match up to 50% of the employee elected contribution amount capped at 5% of the employee’s earnings. Expense for the 401(k) is included in compensation and employee benefits on the consolidated statements of income and was $27,000 and $22,000, respectively, for the three months ended June 30, 2026 and 2025 and $54,000 and $41,000, respectively, for the six months ended June 30, 2026 and 2025.

Employee Stock Ownership Plan (“ESOP”)

Effective upon the completion of the Company’s initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock on the open market at an average price of  $10.00 per share. Also, as part of the recent Conversion, the Company sold 83,588 shares of its common stock to the ESOP at a price of $10.00 per share. The outstanding balance of the October 2017 ESOP loan ($687,687) and the new ESOP loan ($835,880) were combined as of the date of the recent Conversion. The new ESOP loan will be repaid principally from the Bank’s contribution to the ESOP in annual payments through 2049 at a fixed interest rate of 7.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes the compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. Compensation costs related to the employee stock ownership plan are dependent upon the average stock price and the shares committed to be released to the plan participants through the period in which income is reported. The Company recognized approximately $15,000 and $4,000 of compensation expense related to this plan for the three months ended June 30, 2026 and 2025, respectively and $30,000 and $9,000 of compensation expense related to this plan for the six months ended June 30, 2026 and 2025, respectively.

The number of shares committed to be released annually is 5,625 shares through the year 2049. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its equity incentive plan for the three months ended June 30, 2026 and 2025 is as follows:

	For the three months ended June 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
		Price Per		Price Per
	Options	Share	Options	Share

Outstanding at the beginning of the period	61,186	$9.32	59,034	$9.27

Grants:	—	—	—	—
Exercised	(3,389)	(8.90)	—	—
Forfeitures	—	—	—	—
Outstanding at period end	57,797	$9.35	59,034	$9.27
Vested at end of period	54,831	$9.22	54,056	$9.27
Exercisable	54,831	$9.22	54,056	$9.27

A summary of the Company’s stock option activity and related information for its equity incentive plan for the six months ended June 30, 2026 and 2025 is as follows:

	For the six months ended June 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
		Price Per		Price Per
	Options	Share	Options	Share

Outstanding at the beginning of the period	61,186	$9.32	59,034	$9.27

Grants	—	—	—	—
Exercised	(3,389)	(8.90)	—	—
Forfeitures	—	$—	—	—
Outstanding at period end	57,797	$9.35	59,034	$9.27
Vested at end of period	54,831	$9.22	54,056	$9.27
Exercisable	54,831	$9.22	54,056	$9.27

The intrinsic value of options outstanding at June 30, 2026 and December 31, 2025 was $157,000 and $76,000, respectively.

The grants to senior management and directors generally vest over a five-year period in equal installments, with the first installment vesting on the anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2030.

The Company recorded compensation expense in the amount of $3,000 and $5,000 for the three months ended June 30, 2026 and 2025, respectively and $8,000 and $9,000 for the six months ended June 30, 2026 and 2025, respectively. The Company had $18,000 of compensation expense remaining to be recognized at June 30, 2026.

Compensation costs related to share-based payments transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award.

In May 2023 and 2022, the Company awarded 12,000 original shares of restricted stock to senior management. The restricted stock vests 20% per year on the specified vesting date, until 100% vested on the specified vesting date of the fifth year after the restricted stock was granted. In November 2025, the Company awarded 10,000 shares of restricted stock to senior management. Of the total restricted shares, 5,000 will become 100% vested on the first anniversary of the grant date and the remaining 5,000 shares will become 50% vested on the first anniversary of the grant date and fully vested on the second anniversary of the grant date. The Company recorded compensation expense in the amount of $32,000 and $11,000 for the three months ended June 30, 2026 and 2025, respectively and $65,000 and $23,000 for the six months ended June 30, 2026 and 2025, respectively. The Company has $107,000 of compensation expenses remaining to be recognized at June 30, 2026.

The Company did not grant any awards during the three or six months ended June 30, 2026 and 2025.  The Company had 387 awards forfeited during the three and six months ended June 30, 2026 and no awards forfeited during the same periods in 2025.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

There were no securities transferred out of Level 2 securities available-for-sale during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company transferred an investment security from Level 2 to Level 3 as a result of the lack of observable market inputs, which required the use of significant unobservable inputs to determine fair value.

(In thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale Securities:
June 30, 2026:
U.S. Treasury securities	$5,960	$—	$5,960	$—
U.S. Government Agency securities	893	—	893	—
Municipal securities	13,288	—	13,288	—
Mortgage-backed securities and collateralized mortgage obligations	9,273	—	9,273	—
Corporate securities	5,702	—	5,702	—
	$35,116	$—	$35,116	$—
December 31, 2025:
U.S. Treasury securities	$14,795	$—	$14,795	$—
U.S. Government Agency securities	900	—	900	—
Municipal securities	13,527	—	13,379	148
Mortgage-backed securities and collateralized mortgage obligations	10,915	—	10,915	—
Corporate securities	8,498	—	8,498	—
	$48,635	$—	$48,487	$148

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

	Municipal Securities
(In thousands)	2026	2025

Balance of recurring Level 3 assets at January 1	$148	$—
Transfers into Level 3	—	451
Change in fair value	(148)
Balance of recurring Level 3 assets at June 30	$—	$451

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at June 30, 2026 and December 31, 2025.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025 were as follows:

	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value

June 30, 2026:
Financial assets:
Cash and cash equivalents	$8,150	$8,150	$—	$—	$8,150
Securities available-for-sale, net of allowance for credit losses of $666	35,116	—	35,116	—	35,116
Federal Home Loan Bank of New York stock, at cost	3,354	—	3,354	—	3,354
Federal Reserve Bank stock, at cost	270	—	270	—	270
Loans, net of allowance for credit losses of $1,847	236,710	—	—	234,535	234,535
Accrued interest receivable	1,512	1,512	—	—	1,512
Financial liabilities:
Deposits	234,985	84,781	149,232	—	234,013
Federal Home Loan Bank advances	34,629	—	36,049	—	36,049
Accrued interest payable	95	95	—	—	95
Advances from borrowers for taxes and insurance	3,220	3,220	—	—	3,220

December 31, 2025:
Financial assets:
Cash and cash equivalents	$5,328	$5,328	$—	$—	$5,328
Securities available-for-sale, net of allowance for credit losses of $518	48,635	—	48,487	148	48,635
Federal Home Loan Bank of New York stock, at cost	3,272	—	3,272	—	3,272
Federal Reserve Bank stock, at cost	131	—	131	—	131
Loans, net of allowance for credit losses of $1,915	226,030	—	—	213,685	213,685
Accrued interest receivable	1,479	1,479	—	—	1,479
Financial liabilities:
Deposits	234,426	85,684	140,079	—	225,763
Federal Home Loan Bank advances	35,567	—	36,987	—	36,987
Accrued interest payable	120	120	—	—	120
Advances from borrowers for taxes and insurance	2,389	2,389	—	—	2,389

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

Assets taken in foreclosure of defaulted loans are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3.

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2026 and December 31, 2025 were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3

June 30, 2026:
Collateral-dependent loans	$4,902	$—	$—	$4,902
	$4,902	$—	$—	$4,902

December 31, 2025:
Collateral-dependent loans	$2,259	$—	$—	$2,259
	$2,259	$—	$—	$2,259

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Adjustment
	Valuation	Unobservable		(Weighted-
	Techniques	Input	Range	average)

Collateral-dependent loans	Lower of appraisal	Appraisal	10%-56%	(13%) 2026
	of collateral or	adjustments	10%-55%	(26%) 2025
asking price less
selling costs

		Selling costs	7%-19%	(11%) 2026
			7%-14%	(10%) 2025

At June 30, 2026 and December 31, 2025, the fair value of collateral-dependent loans consisted of loan balances of $5,148,000 and $2,394,000, respectively, net of a valuation allowance of $246,000 and $135,000, respectively.

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

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:

	At June 30,	At December 31,
(In thousands)	2026	2025

Commitments to Grant Loans	$1,838	$1,298
Performance Standby Letters of Credit	$371	$96
Unfunded Commitments Under Lines of Credit	$30,862	$27,858

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Allowance for credit losses on unfunded loan commitments was immaterial at June 30, 2026 and December 31, 2025.

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

As of June 30, 2026, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier 1 leverage ratio (Community Bank Leverage Ratio) as set forth in the table below, including applicable grace periods. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025, are as follows:

					To be Well
					Capitalized
					Under Prompt and		Minimum Capital
			Capital Adequacy		Corrective Action		Adequacy with
	Actual		Purposes		Provisions		Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2026
Tier 1 capital to assets	$30,891	9.84%	$25,108	8.00%	$28,246	9.00%	N/A	N/A
As of December 31, 2025:
Tier 1 capital to assets	$30,487	9.68%	$25,208	8.00%	$28,359	9.00%	N/A	N/A

13. EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. During the three months ended June 30, 2026 and 2025, the Company had 19,484 and 12,617 potentially dilutive common stock equivalents. During the six months ended June 30, 2026 and 2025, the Company had 16,017 and 11,457 potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Antidilutive shares are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they become dilutive.

The following tables set forth the calculation of basic and diluted earnings (loss) per share:

	Three months ended June 30,
(Dollars in thousands, except per share data)	2026	2025

Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$93	$(196)
Weighted average common shares outstanding basic	1,646,749	1,700,535
Weighted average common shares outstanding dilutive	1,666,233	1,700,535
Earnings (Loss) per share basic	$0.06	$(0.12)
Earnings (Loss) per share dilutive	$0.06	$(0.12)

	Six months ended June 30,
(Dollars in thousands, except per share data)	2026	2025

Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$43	$(48)
Weighted average common shares outstanding basic	1,645,030	1,705,039
Weighted average common shares outstanding dilutive	1,661,047	1,705,039
Earnings (Loss) per share basic	$0.03	$(0.03)
Earnings (Loss) per share dilutive	$0.03	$(0.03)

14. NON-INTEREST INCOME

The Company has included the following tables regarding the Company’s non-interest income for the periods presented:

	Three months ended June 30,
(In thousands)	2026	2025

Service fees
Deposit related fees	$13	$10
Loan servicing income	26	23
Total service fees	39	33
Income from financial services
Securities commission income	243	238
Insurance commission income	2	2
Total insurance and securities commission income	245	240
Card income
Debit card interchange fee income	102	81
ATM fees	10	8
Insufficient fund fees	105	69
Total card and insufficient funds income	217	158
Realized gain on sales of residential mortgage loans	25	32
Deferred compensation plan assets	35	26
Other miscellaneous income	65	42
Total non-interest income	$626	$531

	Six months ended June 30,
(In thousands)	2026	2025

Service fees
Deposit related fees	$25	$19
Loan servicing income	49	46
Total service fees	74	65
Income from financial services
Securities commission income	504	460
Insurance commission income	3	4
Total insurance and securities commission income	507	464
Card income
Debit card interchange fee income	187	150
ATM fees	18	15
Insufficient fund fees	196	134
Total card and insufficient funds income	401	299
Realized gain on sales of residential mortgage loans	49	65
Deferred compensation plan assets	68	52
Other miscellaneous income	131	72
Total non-interest income	$1,230	$1,017

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

Information about the segments is presented in the following table as of and for the periods indicated:

(In thousands)	At June 30, 2026	At December 31, 2025

Total assets for Seneca Savings	$311,658	$312,487
Total assets for Financial Quest	1,351	1,236
Elimination of intercompany receivables	(632)	(1,609)
Total consolidated assets	$312,377	$312,114

	Three Months Ended June 30,
	2026			2025
(In thousands)	Seneca Savings	Financial Quest	Total	Seneca Savings	Financial Quest	Total

INTEREST INCOME
Total interest income	$3,966	$—	$3,966	$3,595	$—	$3,595
INTEREST EXPENSE
Total interest expense	1,358	—	1,358	1,364	—	1,364
Net interest income	2,608	—	2,608	2,231	—	2,231
Provision for credit losses available-for-sale securities	148	—	148	—	—	—
Provision for credit losses loans receivable	(28)	—	(28)	511	—	511
Net interest income after provision for credit losses	2,488	—	2,488	1,720	—	1,720
NONINTEREST INCOME
Service fees	39	—	39	33	—	33
Income from financial services	—	245	245	—	240	240
Fee income	274	8	282	192	8	200
Earnings on deferred compensation plan assets	35	—	35	26	—	26
Net gains on sale of residential mortgage loans	25	—	25	32	—	32
Total noninterest income	373	253	626	283	248	531
NONINTEREST EXPENSE
Compensation and employee benefits	1,431	140	1,571	1,268	119	1,387
Core processing	479	—	479	376	—	376
Premises and equipment	255	6	261	216	6	222
Professional fees	244	5	249	106	—	106
Postage and office supplies	24	1	25	14	1	15
FDIC premiums	59	—	59	34	—	34
Advertising	63	1	64	82	3	85
Director fees	54	1	55	37	—	37
Intangible asset amortization	—	39	39	—	40	40
Other	223	10	233	167	13	180
Total noninterest expense	2,832	203	3,035	2,300	182	2,482
Income (loss) before benefit for income taxes	29	50	79	(297)	66	(231)
BENEFIT FOR INCOME TAXES	(14)	—	(14)	(35)	—	(35)
Net income (loss)	$43	$50	$93	$(262)	$66	$(196)

	Six Months Ended June 30,
(In thousands)	2026			2025
	Seneca Savings	Financial Quest	Total	Seneca Savings	Financial Quest	Total

INTEREST INCOME
Total interest income	$7,794	$—	$7,794	$7,032	$—	$7,032
INTEREST EXPENSE
Total interest expense	2,742	—	2,742	2,673	—	2,673
Net interest income	5,052	—	5,052	4,359	—	4,359
Provision for credit losses available-for-sale securities	148	—	148	—	—	—
Provision for credit losses loans receivable	92	—	92	621	—	621
Net interest income after provision for credit losses	4,812	—	4,812	3,738	—	3,738
NONINTEREST INCOME
Service fees	74	—	74	65	—	65
Income from financial services	—	507	507	—	464	464
Fee income	510	16	526	355	16	371
Gain on sale of fixed assets	6	—	6	—	—	—
Earnings on deferred compensation plan assets	68	—	68	52	—	52
Net gains on sale of residential mortgage loans	49	—	49	65	—	65
Total noninterest income	707	523	1,230	537	480	1,017
NONINTEREST EXPENSE
Compensation and employee benefits	2,870	280	3,150	2,438	235	2,673
Core processing	942	—	942	711	—	711
Premises and equipment	559	12	571	433	12	445
Professional fees	403	20	423	163	—	163
Postage and office supplies	48	1	49	57	1	58
FDIC premiums	114	—	114	67	—	67
Advertising	154	2	156	179	4	183
Director fees	100	1	101	84	1	85
Intangible asset amortization	—	78	78	1	78	79
Other	395	27	422	321	24	345
Total noninterest expense	5,585	421	6,006	4,454	355	4,809
(Loss) Income before benefit for income taxes	(66)	102	36	(179)	125	(54)
BENEFIT FOR INCOME TAXES	(7)	—	(7)	(6)	—	(6)
Net (loss) income	$(59)	$102	$43	$(173)	$125	$(48)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

The allowance is established through a provision for credit losses in our consolidated statements of income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of our portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. At June 30, 2026, and December 31, 2025, the allowance for credit losses on loans totaled $1.8 million and $1.9 million, respectively

Our methodology for maintaining our allowance for credit losses is based on historical experience and data, current economic information, and reasonable and supportable forecasts. Accordingly, the estimation of the allowance for credit losses is impacted by the economic forecasts utilized, which require the use of significant judgment. Deterioration in forecasted economic conditions may lead to further required increases to the allowance for credit losses. Conversely, improvements in forecasted economic conditions may warrant further reductions to the allowance for credit losses. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. During the three months ended June 30, 2026, individually evaluated loans were also expanded to include commercial loans that were risk rated special mention along with loans risk rated substandard. A collateral-dependent asset is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty. The allowance for credit loss for a collateral-dependent financial asset is measured using the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee’s (“FOMC”) median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product (“GDP”). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate “shock” or increase of 20 basis points in the FOMC’s projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth, this would increase the model’s total calculated allowance for credit losses on loans by $1.2 million or 71.9%, representing a 53 basis points increase to the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of June 30, 2026. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of June 30, 2026.

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets were $312.4 million as of June 30, 2026 and $312.1 million as of December 31, 2025, an increase of $263,000, or 0.1%. The increase in assets was primarily due to a $10.7 million increase in net loans, and a $2.8 million increase in cash and cash equivalents, offset by a $13.5 million decrease in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.8 million, or 53.0%, to $8.2 million at June 30, 2026 from $5.3 million at December 31, 2025. The increase primarily resulted from a $13.5 million decrease in available-for-sale securities, partially offset by a $10.7 million increase in net loans.

Available-for-Sale Securities. Available-for-sale securities decreased by $13.5 million, or 27.8%, to $35.1 million at June 30, 2026 from $48.6 million at December 31, 2025. This decrease was primarily due to maturities of $11.6 million and $1.5 million in principal repayments during the first six months of 2026.

Net Loans. Loans receivable, net of the allowance for credit losses, increased $10.7 million, or 4.7%, to $236.7 million at June 30, 2026 from $226.0 million at December 31, 2025. The increase in net loans was primarily driven by the origination of $24.1 million of loans, partially offset by $13.3 million of paydowns and $3.4 million of loan sales during the six months ended June 30, 2026. Commercial real estate loans increased to $97.3 million at June 30, 2026 from $88.0 million at December 31, 2025 and commercial and industrial loans increased to $25.0 million at June 30, 2026 as compared to $22.2 million at December 31, 2025 as we continue to focus on growth in these portfolios. Home equity loans and lines of credit increased to $18.9 million at June 30, 2026 from $15.9 million at December 31, 2025. Residential construction loans increased to $3.9 million at June 30, 2026 from $3.2 million at December 31, 2025. One- to four-family residential mortgage loans decreased to $88.6 million at June 30, 2026 from $93.0 million at December 31, 2025 due to payoffs and amortization. Consumer and other loans decreased to $3.7 million at June 30, 2026 from $4.3 million at December 31, 2025.

Deposits. Total deposits increased by $559,000, or 0.2%, to $235.0 million at June 30, 2026 from $234.4 million at December 31, 2025. Core deposits (which we define as all deposits other than certificates of deposit and brokered deposits) decreased $2.5 million, or 1.4% to $169.6 million at June 30, 2026 from $172.1 million at December 31, 2025 primarily due to decreases in money market accounts and savings accounts. As of June 30, 2026, money market deposits decreased by $1.6 million and savings account deposits decreased by $1.3 million, partially offset by an increase in time deposits of $3.0 million and NOW and demand deposits of $435,000 as compared to December 31, 2025. There were $19.2 million and $16.7 million of brokered deposits included in time deposits at June 30, 2026 and December 31, 2025, respectively.

FHLB Advances. Total FHLB advances were $34.6 million at June 30, 2026 as compared to $35.6 million at December 31, 2025, a decrease of $938,000, or 2.6%. FHLB advances were paid down using funds obtained through maturities and principal repayments in the available-for-sale securities portfolio.

Stockholders’ Equity. Stockholders’ equity increased by $25,000, or 0.1%, to $32.8 million at June 30, 2026. The increase in stockholders’ equity was attributable in part to net income of $43,000 recorded during the six months ended June 30, 2026.

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

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)

	(Dollars in thousands)

Interest-earning assets:
Loans	$234,802	$3,492	5.95%	$210,036	$3,099	5.90%
Available-for-sale securities	45,451	372	3.27	48,386	386	3.19
FHLB/FRB stock	3,723	68	7.31	3,275	74	9.04
Other interest-earning assets	5,726	34	2.38	5,392	36	2.67
Total interest-earning assets	289,702	3,966	5.48	267,089	3,595	5.38
Non-interest-earning assets	23,983			17,933
Total assets	$313,685			$285,022

Interest-bearing liabilities:
NOW accounts	$27,589	6	0.09	$26,469	6	0.09
Regular savings and demand club accounts	25,210	14	0.22	25,515	33	0.52
Money market accounts	89,673	581	2.59	69,738	443	2.54
Certificates of deposit and retirement accounts	60,954	446	2.93	65,164	512	3.14
Total interest-bearing deposits	203,426	1,047	2.06	186,886	994	2.13
FHLB borrowings	36,823	311	3.38	37,230	370	3.98
Total interest-bearing liabilities	240,249	1,358	2.26	224,116	1,364	2.43
Non-interest-bearing deposits	33,079			32,367
Other non-interest-bearing liabilities	7,689			4,886
Total liabilities	281,017			261,369
Stockholders’ equity	32,668			23,653
Total liabilities and stockholders’ equity	$313,685			$285,022

Net interest income		$2,608			$2,231
Net interest rate spread (1)			3.21%			2.95%
Net interest-earning assets (2)	$49,453			$42,973
Net interest margin (3)			3.60%			3.34%
Average interest-earning assets to average interest-bearing liabilities	120.58%			119.17%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

	For the Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$232,284	$6,818	5.87%	$207,272	$6,028	5.82%
Available-for-sale securities	48,135	777	3.23	47,943	767	3.20
FHLB/FRB stock	3,628	135	7.44	3,306	150	9.07
Other interest-earning assets	5,688	64	2.25	6,032	87	2.88
Total interest-earning assets	289,735	7,794	5.38	264,553	7,032	5.32
Non-interest-earning assets	24,128			17,617
Total assets	$313,863			$282,170

Interest-bearing liabilities:
NOW accounts	$27,760	12	0.09	$26,251	12	0.09
Regular savings and demand club accounts	25,076	36	0.29	24,438	51	0.42
Money market accounts	89,341	1,180	2.64	67,719	839	2.48
Certificates of deposit and retirement accounts	61,263	913	2.98	65,089	1,020	3.13
Total interest-bearing deposits	203,440	2,141	2.10	183,497	1,922	2.09
FHLB borrowings	36,727	601	3.27	38,629	751	3.89
Total interest-bearing liabilities	240,167	2,742	2.28	222,126	2,673	2.41
Non-interest-bearing deposits	33,223			31,936
Other non-interest-bearing liabilities	7,709			4,394
Total liabilities	281,099			258,456
Stockholders’ equity	32,764			23,714
Total liabilities and stockholders’ equity	$313,863			$282,170

Net interest income		$5,052			$4,359
Net interest rate spread (1)			3.10%			2.91%
Net interest-earning assets (2)	$49,568			$42,427
Net interest margin (3)			3.49%			3.30%
Average interest-earning assets to average interest-bearing liabilities	120.64%			119.10%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease)			Increase (Decrease)
	Due		Total	Due		Total
	to		Increase	to		Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$365	$28	$393	$727	$63	$790
Available-for-sale securities	(23)	9	(14)	3	7	10
FHLB/FRB stock	10	(16)	(6)	15	(30)	(15)
Other interest-earning assets	2	(4)	(2)	(5)	(18)	(23)

Total interest-earning assets	354	17	371	740	22	762

Interest-bearing liabilities:
NOW accounts	—	—	—	1	(1)	—
Regular savings and demand club accounts	—	(19)	(19)	1	(16)	(15)
Money market accounts	127	11	138	268	73	341
Certificates of deposit and retirement accounts	(33)	(33)	(66)	(60)	(47)	(107)
Total deposits	94	(41)	53	210	9	219

FHLB borrowings	(4)	(55)	(59)	(37)	(113)	(150)

Total interest-bearing liabilities	90	(96)	(6)	173	(104)	69

Change in net interest income	$264	$113	$377	$567	$126	$693

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

Net Income.  Net income of $93,000 was recorded for the three months ended June 30, 2026, an increase of $289,000, or 147.4%, as compared to a net loss of $196,000 for the three months ended June 30, 2025. The increase in net income was attributable to a $377,000 increase in net interest income, a $95,000 increase in non-interest income, and a $391,000 decrease in provision for credit losses, partially offset by a $553,000 increase in non-interest expense and a $21,000 decrease in income tax benefit during the three months ended June 30, 2026.

Interest Income. Interest income increased $371,000, or 10.3%, to $4.0 million for the three months ended June 30, 2026, as compared to $3.6 million for the three months ended June 30, 2025 due to an increase in loan interest income.

Interest income on loans increased by $393,000, or 12.7%, to $3.5 million for the three months ended June 30, 2026 as compared to $3.1 million for the three months ended June 30, 2025. The increase was due to a $24.8 million, or 11.8%, increase in the average balance of the loan portfolio to $234.8 million for the three months ended June 30, 2026 from $210.0 million for the three months ended June 30, 2025. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate loans, partially offset by loan repayments and one- to four-family residential real estate loan sales. The average yield earned on the loan portfolio increased by five basis points to 5.95% for the three months ended June 30, 2026 from 5.90% for the three months ended June 30, 2025.

Interest income earned on the available-for-sale securities portfolio decreased by $14,000, or 3.6%, to $372,000 for the three months ended June 30, 2026 as compared to $386,000 for the three months ended June 30, 2025. The decrease was primarily attributable to a $2.9 million, or 6.1%, decrease in the average balance of the available-for-sale securities portfolio to $45.5 million for the three months ended June 30, 2026 as compared to $48.4 million for the three months ended June 30, 2025. The average yield earned on the available-for-sale securities portfolio increased by eight basis points to 3.27% for the three months ended June 30, 2026 from 3.19% for the three months ended June 30, 2025, due to an increase in interest rates earned on the portfolio, resulting from purchases of higher-yielding securities.

Interest Expense. Interest expense decreased $6,000, or 0.4%, to $1.4 million for the three months ended June 30, 2026 due to a decrease in interest expense on FHLB and other borrowings.

Interest expense on deposits increased $53,000, or 5.3%, to $1.0 million for the three months ended June 30, 2026 from $994,000 for the three months ended June 30, 2025.  The average balance of deposits increased by $16.5 million, or 8.9%, to $203.4 million for the three months ended June 30, 2026 from $186.9 million for the three months ended June 30, 2025. The increase in the average balance of deposits was primarily attributable to a $19.9 million increase in money market accounts and a $1.1 million increase in NOW accounts, partially offset by a $4.2 million decrease in certificate of deposit and retirement accounts. The average interest rate paid on deposit accounts decreased seven basis points to 2.06% for the three months ended June 30, 2026 from 2.13% for the three months ended June 30, 2025, primarily due to a 30 basis points decrease in interest paid on regular savings and demand club accounts in addition to a 22 basis points decrease in interest paid on certificate of deposit and retirement accounts.

Interest expense paid on FHLB and other borrowings decreased $59,000, or 15.9%, to $311,000 for the three months ended June 30, 2026 from $370,000 for the three months ended June 30, 2025. The decrease in the interest paid on borrowings was due to a 60 basis points decrease in the average interest rate paid on FHLB borrowings to 3.38% for the three months ended June 30, 2026 from 3.98% for the three months ended June 30, 2025. The average balance of FHLB borrowings decreased $407,000, or 1.1%, to $36.8 million for the three months ended June 30, 2026 as compared to $37.2 million for the three months ended June 30, 2025 due to an increase in funding from deposits.

Net Interest Income. Net interest income increased by $377,000, or 16.9%, to $2.6 million for the three months ended June 30, 2026 from $2.2 million for the three months ended June 30, 2025. Net interest rate spread increased 26 basis points to 3.21% for the three months ended June 30, 2026 as compared to 2.95% for the three months ended June 30, 2025, reflecting a nine basis points increase in the average yield on interest-earning assets in addition to a 17 basis points decrease in the average cost of interest-bearing liabilities. The net interest margin increased by 26 basis points to 3.60% for the three months ended June 30, 2026 from 3.34% for the three months ended June 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the allowance for credit losses described under “Summary of Critical Accounting Policies and Critical Accounting Estimates” and in Note 2. Summary of Significant Accounting Policies of notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q, we recorded a $148,000 provision for credit losses related to the available-for-sale securities portfolio and reduced our provision for credit losses on loans by $28,000 for the three months ended June 30, 2026 as compared to a $511,000 provision for credit losses on loans for the three months ended June 30, 2025.  During the three months ended June 30, 2026, we also made several changes to our CECL model assumptions which included the individual evaluation of all special mention and substandard risk rated loans, adding an additional qualitative factor for loans delinquent 15-29 days, and removing a minimum loss rate relative to historical losses.  Prior to June 30, 2026, we used the highest of the minimum loss rate, peer loss rate, and the Bank’s historical loss rate for each loan pool and now use only our own historical loss rates. The $148,000 provision for credit losses on the available-for-sale securities portfolio for the three months ended June 30, 2026 was due to the Madison County Capital Resource Corp. (Cazenovia College) bond that was in default. The allowance for credit losses on loans was $1.8 million at June 30, 2026, or 0.78%, of total loans outstanding, and $1.9 million, or 0.84% of total loans outstanding at December 31, 2025.

Non-Interest Income. Non-interest income increased by $95,000, or 17.9%, to $626,000 for the three months ended June 30, 2026 from $531,000 for the three months ended June 30, 2025. The increase was attributable to an $82,000 increase in fee income, specifically debit card interchange fee income and insufficient fund fees, primarily due to our increased focus on core deposit growth.

Non-Interest Expense. Non-interest expense increased by $553,000, or 22.3%, to $3.0 million for the three months ended June 30, 2026 from $2.5 million for the three months ended June 30, 2025. Compensation and benefits increased by $184,000, or 13.3%, to

$1.6 million for the three months ended June 30, 2026 from $1.4 million for the three months ended June 30, 2025 due to an increase in the number of employees as a result of opening a new branch office in Manlius, New York in June 2025 as well as annual salary increases and increases in benefit expenses.  Professional fees increased $143,000, or 134.9%, to $249,000 for the three months ended June 30, 2026 from $106,000 for the three months ended June 30, 2025 primarily due to increases in consulting, legal, and audit and accounting services in connection with becoming a public company.  Core processing expense increased $103,000, or 27.4%, to $479,000 for the three months ended June 30, 2026 from $376,000 for the three months ended June 30, 2025 as a result of IT managed services.

Income Tax Benefit. Income tax benefit decreased $21,000, or 60.0%, to $14,000 for the three months ended June 30, 2026 as compared to an income tax benefit of $35,000 for the three months ended June 30, 2025.  The decrease in income tax benefit resulted from an increase in income before taxes.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

Net Income. Net income of $43,000 was recorded for the six months ended June 30, 2026, an increase of $91,000, or 189.6%,  as compared to a net loss of $48,000 for the six months ended June 30, 2025. The increase in net income was attributable to a $693,000 increase in net interest income, a $213,000 increase in non-interest income, a $1,000 increase in income tax benefit, and a $381,000 decrease in provision for credit losses, partially offset by a $1.2 million increase in non-interest expense.

Interest Income. Interest income increased $762,000, or 10.8%, to $7.8 million for the six months ended June 30, 2026 as compared to $7.0 million for the six months ended June 30, 2025 due primarily to an increase in loan interest income.

Interest income on loans increased by $790,000, or 13.1%, to $6.8 million for the six months ended June 30, 2026 as compared to $6.0 million for the six months ended June 30, 2025. The increase was due to a $25.0 million, or 12.1%, increase in the average balance of the loan portfolio to $232.3 million for the six months ended June 30, 2026 from $207.3 million for the six months ended June 30, 2025. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate loans, partially offset by loan repayments and one- to four-family residential real estate loan sales. The average yield earned on the loan portfolio increased by five basis points to 5.87% for the six months ended June 30, 2026 from 5.82% for the six months ended June 30, 2025.

Interest income earned on the available-for-sale securities portfolio increased by $10,000, or 1.3%, to $777,000 for the six months ended June 30, 2026 as compared to $767,000 for the six months ended June 30, 2025. The increase was primarily attributable to an increase in the average yield earned on the available-for-sale securities portfolio by three basis points to 3.23% for the six months ended June 30, 2026 from 3.20% for the six months ended June 30, 2025 due to an increase in interest rates earned on the portfolio, resulting from purchases of higher-yielding securities. The average balance of the available-for-sale securities portfolio increased $192,000, or 0.4%, to $48.1 million for the six months ended June 30, 2026 as compared to $47.9 million for the six months ended June 30, 2025.

Interest Expense. Interest expense increased $69,000, or 2.6%, to $2.7 million for the six months ended June 30, 2026 due to an increase in interest expense on deposits.

Interest expense on deposits increased $219,000, or 11.4%, to $2.1 million for the six months ended June 30, 2026 from $1.9 million for the six months ended June 30, 2025.  The average balance of deposits increased by $19.9 million, or 10.9%, to $203.4 million for the six months ended June 30, 2026 from $183.5 million for the six months ended June 30, 2025. The increase in the average balance of deposits was primarily attributable to a $21.6 million increase in money market accounts and a $1.5 million increase in NOW accounts, partially offset by a $3.8 million decrease in certificate of deposit and retirement accounts. The average interest rate paid on deposit accounts increased one basis point to 2.10% for the six months ended June 30, 2026 from 2.09% for the six months ended June 30, 2025.

Interest expense paid on FHLB and other borrowings decreased $150,000, or 20.0%, to $601,000 for the six months ended June 30, 2026 from $751,000 for the six months ended June 30, 2025. The decrease in the interest paid on borrowings was due to a 62 basis points decrease in the average interest rate paid on FHLB borrowings to 3.27% for the six months ended June 30, 2026 from 3.89% for the six months ended June 30, 2025. The average balance of FHLB borrowings decreased $1.9 million, or 4.9%, to $36.7 million for the six months ended June 30, 2026 as compared to $38.6 million for the six months ended June 30, 2025 due to an increase in funding from deposits.

Net Interest Income. Net interest income increased by $693,000, or 15.9%, to $5.1 million for the six months ended June 30, 2026 from $4.4 million for the six months ended June 30, 2025. Net interest rate spread increased 19 basis points to 3.10% for the six months ended June 30, 2026 as compared to 2.91% for the six months ended June 30, 2025, reflecting a six basis points increase in the average yield on interest-earning assets in addition to a 13 basis points decrease in the average cost of interest-bearing liabilities. The net interest margin increased by 19 basis points to 3.49% for the six months ended June 30, 2026 from 3.30% for the six months ended June 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the allowance for credit losses described under “Summary of Critical Accounting Policies and Critical Accounting Estimates” and in Note 2. Summary of Significant Accounting Policies of notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q, we recorded a $148,000 provision for credit losses related to the available-for-sale securities portfolio and a $92,000 provision for credit losses on loans for the six months ended June 30, 2026 as compared to a $621,000 provision for credit losses on loans for the six months ended June 30, 2025. The $148,000 provision for credit losses on the available-for-sale securities portfolio for the six months ended June 30, 2026 was due to the Madison County Capital Resource Corp. (Cazenovia College) bond that was in default. The decreased provision for credit losses on loans for the six months ended June 30, 2025 was the result of two commercial and industrial loans totaling $599,000 being fully charged off. During the six months ended June 30, 2026, we also made several changes to our CECL model assumptions which included the individual evaluation of all special mention and substandard risk rated loans, adding an additional qualitative factor for loans delinquent 15-29 days, and removing a minimum loss rate relative to historical losses. Prior to June 30, 2026, we used the highest of the minimum loss rate, peer loss rate, and the Bank’s historical loss rate for each loan pool and now use only our own historical loss rates. The allowance for credit losses on loans was $1.8 million at June 30, 2026, or 0.78%, of total loans outstanding, and $1.9 million, or 0.84% of total loans outstanding at December 31, 2025.

Non-Interest Income. Non-interest income increased by $213,000, or 20.9%, to $1.2 million for the six months ended June 30, 2026 from $1.0 million for the six months ended June 30, 2025. The increase was attributable to a $155,000 increase in fee income, specifically debit card interchange fee income and insufficient fund fees, primarily due to our increased focus on core deposit growth and a $43,000 increase in income earned from financial services and retirement planning income generated by our subsidiary, Financial Quest.

Non-Interest Expense. Non-interest expense increased by $1.2 million, or 24.9%, to $6.0 million for the six months ended June 30, 2026 from $4.8 million for the six months ended June 30, 2025. Compensation and benefits increased by $477,000, or 17.8%, to $3.2 million for the six months ended June 30, 2026 from $2.7 million for the six months ended June 30, 2025 due to an increase in the number of employees as a result of opening a new branch office in Manlius, New York in June 2025 as well as annual salary increases and increases in benefit expenses.  Professional fees increased $260,000, or 159.5%, to $423,000 for the six months ended June 30, 2026 from $163,000 for the six months ended June 30, 2025 primarily due to increases in consulting, legal, and audit and accounting services in connection with becoming a public company. Core processing expense increased $231,000, or 32.5%, to $942,000 for the six months ended June 30, 2026 from $711,000 for the six months ended June 30, 2025 as a result of IT managed services. Premises and equipment expense increased by $126,000, or 28.3%, to $571,000 for the six months ended June 30, 2026 from $445,000 for the six months ended June 30, 2025 primarily due to the opening of the new Manlius branch office and the renovation of the Liverpool branch office.

Income Tax Benefit. Income tax benefit increased $1,000, or 16.7%, to $7,000 for the six months ended June 30, 2026 as compared to an income tax benefit of $6,000 for the six months ended June 30, 2025.

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

The following tables present the statements of income and total assets for our reportable business segments at or for the periods indicated:

	At or for the Three Months Ended June 30,
	2026			2025
		Wealth	Total		Wealth	Total
(In thousands)	Banking	Management	Segments(2)	Banking	Management	Segments(2)

Net interest income	$2,608	$—	$2,608	$2,231	$—	$2,231
Non-interest income	373	253	626	283	248	531
Provision for credit losses on loans	(28)	—	(28)	511	—	511
Provision for credit losses on available-for-sale securities	148	—	148	—	—	—
Non-interest expense	2,832	203	3,035	2,300	182	2,482
Benefit for income taxes	(14)	—	(14)	(35)	—	(35)
Net income (loss)	$43	$50	$93	$(262)	$66	$(196)
Assets under management (AUM) (market value) (1)	$—	$238,520	$238,520	$—	$249,940	$249,940
Total assets	$311,658	$1,351	$312,377	$298,210	$1,123	$299,060
(1)	Assets under management represents customer assets managed by Financial Quest, and not assets of Financial Quest or the Bank.
(2)	Reflects intercompany eliminations. See Footnote 15, Segment Information, for more information.

	At or for the Six Months Ended June 30,
	2026			2025
		Wealth	Total		Wealth	Total
(In thousands)	Banking	Management	Segments(2)	Banking	Management	Segments

Net interest income	$5,052	$—	$5,052	$4,359	$—	$4,359
Non-interest income	707	523	1,230	537	480	1,017
Provision for credit losses on loans	92	—	92	621	—	621
Provision for credit losses on available-for-sale securities	148	—	148	—	—	—
Non-interest expense	5,585	421	6,006	4,454	355	4,809
Benefit for income taxes	(7)	—	(7)	(6)	—	(6)
Net (loss) income	$(59)	$102	$43	$(173)	$125	$(48)
Assets under management (AUM) (market value) (1)	$—	$238,520	$238,520	$—	$249,940	$249,940
Total assets	$311,658	$1,351	$312,377	$298,210	$1,123	$299,060
(1)	Assets under management represents customer assets managed by Financial Quest, and not assets of Financial Quest or the Bank.
(2)	Reflects intercompany eliminations. See Footnote 15, Segment Information, for more information.

Comparison at or for the three months ended June 30, 2026 and 2025.  The market value of assets under management was $238.5 million at June 30, 2026 as compared to $249.9 million at June 30, 2025. The decrease in assets under management was primarily attributable to the withdrawal of approximately $38.0 million of client assets following the termination of a client relationship during the three months ended June 30, 2026.

Income related to our wealth management business segment, which we record as non-interest income, increased $5,000, or 2.0%, to $253,000 for the three months ended June 30, 2026 as compared to $248,000 for the three months ended June 30, 2025. The increase was mainly due to the impact of changes in equity markets and the interest rate environment during the three months ended June 30, 2026 as compared to the same prior year period.

Expenses related to our wealth management business segment, which we record as non-interest expense, increased $21,000, or 11.5%, to $203,000 for the three months ended June 30, 2026 as compared to $182,000 for the three months ended June 30, 2025. The increase was due to an increase in compensation expense.

Comparison at or for the six months ended June 30, 2026 and 2025.  The market value of assets under management was $238.5 million at June 30, 2026 as compared to $249.9 million at June 30, 2025. The decrease in assets under management was primarily attributable to the withdrawal of approximately $38.0 million of client assets following the termination of a client relationship during the six months ended June 30, 2026.

Income related to our wealth management business segment, which we record as non-interest income, increased $43,000, or 9.0%, to $523,000 for the six months ended June 30, 2026 as compared to $480,000 for the six months ended June 30, 2025. The increase was mainly due to the impact of changes in equity markets and the interest rate environment during the six months ended June 30, 2026 as compared to the same prior year period.

Expenses related to our wealth management business segment, which we record as non-interest expense, increased $66,000, or 18.6%, to $421,000 for the six months ended June 30, 2026 as compared to $355,000 for the six months ended June 30, 2025. The increase was primarily due to increases in compensation expense and professional services.

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

Loans modified for borrowers experiencing financial difficulties occur when we grant borrowers favorable loan modifications that we would not consider but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions typically include a modification of loan terms such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date, or possibly a partial forgiveness of the principal amount due. We identify loans for potential modifications related to borrowers experiencing financial difficulty primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. We did not modify any loans to borrowers experiencing financial difficulty during the three or six months ended June 30, 2026. We closely monitor the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the three or six months ended June 30, 2026 and all such loans were current as of June 30, 2026.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,	At December 31,
(Dollars in thousands)	2026	2025

Non-accrual loans:
Residential:
One- to four-family	$978	$1,455
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial real estate	1,578	1,578
Commercial and industrial	—	41
Consumer and other	—	—
Total non-accrual loans	2,556	3,074

Accruing loans 90 days or more past due:
Residential:
One- to four-family	—	—
Construction	—	—
Home equity loans and lines of credit	122	32
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans 90 days or more past due	122	32

Total non-performing loans	2,678	3,106

Real estate owned	—	—
Other non-performing assets	—	148

Total non-performing assets	$2,678	$3,254

Ratios:
Total non-performing loans to total loans	1.13%	1.37%
Total non-performing loans to total assets	0.86%	1.00%
Total non-performing assets to total assets	0.86%	1.04%

Non-accrual loans decreased by $518,000, or 16.9%, to $2.6 million at June 30, 2026 as compared to $3.1 million at December 31, 2025, primarily due to a decrease in one- to four family residential loans as three loans transitioned to accrual status and two loans were charged off during the six months ended June 30, 2026.

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

The following table sets forth our amounts of classified loans and loans designated as special mention as of June 30, 2026 and December 31, 2025 in our commercial real estate and commercial and industrial loan portfolios. All other loans are assigned a “pass” rating until the loan becomes 90 days past due at which time it is either downgraded to “non-performing” status or charged off. Generally loans 90 days or more past due are placed on non-accrual status.

	At June 30,	At December 31,
(In thousands)	2026	2025

Substandard	$3,530	$3,253
Doubtful	—	—
Loss	—	—
Total Classified Assets	$3,530	$3,253
Special Mention	$573	$1,082

At June 30, 2026, a loan relationship consisting of one commercial real estate loan totaling $576,000 and seven commercial and industrial loans totaling $506,000 were upgraded from special mention to pass, offset by two newly criticized special mention loans that were downgraded from pass during the six months ended June 30, 2026 as compared to December 31, 2025. A commercial real estate loan totaling $115,000 and a commercial and industrial loan totaling $147,000 were downgraded to substandard from pass during the six months ended June 30, 2026 as compared to December 31, 2025.

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

Loans that have similar risk characteristics are evaluated on a collective basis for the purposes of establishing the allowance for credit losses. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. During the three months ended June 30, 2026, individually evaluated loans were also expanded to include commercial loans that were risk rated special mention along with loans risk rated substandard. A collateral-dependent asset is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty. The allowance for credit loss for a collateral-dependent financial asset is measured using the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025

Balance at beginning of period	$1,915	$1,804

Charge-offs:
Residential:
One- to four-family	(109)	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	—	(655)
Consumer and other	(59)	(23)
Total charge-offs	(168)	(678)

Recoveries:
Residential:
One- to four-family	1	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	1	2
Consumer and other	6	2
Total recoveries	8	4

Net charge-offs	(160)	(674)
Provision for credit losses on loans	92	621

Balance of allowance at end of period	$1,847	$1,751

Net (charge-offs) recoveries to average loans outstanding during period (annualized)	(0.14)%	(0.65)%
Allowance for credit losses on loans to non-accrual loans at end of period	72.26%	425.00%
Non-accrual loans to total loans outstanding at end of period	1.08%	0.20%
Allowance for credit losses on loans to total loans outstanding at end of period	0.78%	0.84%

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

	For the Six Months Ended June 30,
	2026	2025

Net (charge-offs) recoveries to average loans outstanding during the period by loan type (annualized):
Residential:
One- to four-family	(0.09)%	0.00%
Home equity loans and lines of credit	0.00%	0.00%
Construction	0.00%	0.00%
Commercial real estate	0.00%	0.00%
Commercial and industrial	0.00%	(0.63)%
Consumer and other	(0.05)%	(0.02)%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities and sales of securities. We also are able to borrow from the FHLB of New York. At June 30, 2026, we had a $73.0 million line of credit with the FHLB of New York, a $5.0 million line of credit with Pacific Coast Bankers Bank (“PCBB”), and a $4.0 million line of credit with Zions Bank. At June 30, 2026, we had outstanding borrowings of $34.6 million from the FHLB of New York. We did not borrow against the line of credit with Zions Bank or PCBB during the three or six months ended June 30, 2026. We also have the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program.

The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists to meet the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2026.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2026, cash and cash equivalents totaled $8.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, had a total market value of $35.1 million at June 30, 2026.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLB of New York advances and other liquidity sources. We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. Certificates of deposit due within twelve months of June 30, 2026 totaled $49.3 million, or 21.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

At June 30, 2026, we exceeded all of our regulatory capital requirements, and we were categorized as “well capitalized” at June 30, 2026, including applicable grace periods. Management is not aware of any conditions or events since June 30, 2026 that would change our categorization. See Note 12. Regulatory Capital Requirements of the notes to our consolidated financial statements for more information.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet items include loan commitments as described in Note 11. Commitments and Contingencies of the notes to our consolidated financial statements. At June 30, 2026, we had loan commitments to borrowers of approximately $1.8 million and overdraft lines of credit, unused home equity lines of credit, unused commercial lines of credit, and commercial and standby letters of credit of approximately $31.2 million. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. The allowance for credit losses on unfunded loan commitments was immaterial at June 30, 2026.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting.  During the quarter ended June 30, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

At June 30, 2026, the Bank was subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA BANCORP, INC.

Date: August 12, 2026	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer
(Duly Authorized Representative and Principal Executive Officer)

Date: August 12, 2026	/s/ Angela M. Krezmer
Angela M. Krezmer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)