Form 10-Q
period 2026-09-30
Seneca Bancorp, Inc.
filed 2026-11-13
CIK 2072421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

There were 1,804,551 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 12, 2026.

PART I —FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At September 30,	At December 31,
(In thousands, except share data)	2026	2025
	(Unaudited)
ASSETS
Cash and due from banks	$2,509	$2,456
Interest-earning deposits	6,191	2,872
Cash and cash equivalents	8,700	5,328
Securities, available-for-sale, net of allowance for credit losses of $666 and $518	36,654	48,635
Loans, net of allowance for credit losses of $1,882 and $1,915	238,024	226,030
Federal Home Loan Bank of New York stock, at cost	3,337	3,272
Federal Reserve Bank stock, at cost	270	131
Assets held-for-sale, at fair value (see Note 1)	1,148	—
Premises and equipment, net	12,722	13,190
Bank-owned life insurance	2,874	2,793
Pension assets	8,005	8,005
Accrued interest receivable	1,507	1,479
Intangible assets (see Note 1)	—	428
Goodwill (see Note 1)	—	412
Other assets	2,396	2,411
Total assets	$315,637	$312,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$37,653	$32,221
Interest-bearing	206,826	202,205
Total deposits	244,479	234,426
Federal Home Loan Bank advances	34,729	35,567
Advances from borrowers for taxes and insurance	1,383	2,389
Other liabilities	2,755	6,981
Total liabilities	283,346	279,363
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized and unissued
Common stock, $0.01 par value, 19,000,000 shares authorized, 1,805,132 and 1,800,141 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	18	18
Additional paid-in capital	15,296	15,187
Retained earnings	22,678	22,549
Unearned ESOP shares, at cost	(1,312)	(1,357)
Accumulated other comprehensive loss	(4,389)	(3,646)
Total stockholders’ equity	32,291	32,751
Total liabilities and stockholders’ equity	$315,637	$312,114

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025

INTEREST INCOME
Loans, including fees	$3,629	$3,129	$10,447	$9,157
Securities	392	549	1,304	1,466
Other	52	101	116	188
Total interest income	4,073	3,779	11,867	10,811
INTEREST EXPENSE
Deposits	1,073	1,197	3,214	3,119
Advances and borrowings	357	356	958	1,107
Total interest expense	1,430	1,553	4,172	4,226
Net interest income	2,643	2,226	7,695	6,585
Provision for credit losses available-for-sale securities	—	—	148	—
Provision for credit losses loans receivable	100	80	192	701
Net interest income after provision for credit losses	2,543	2,146	7,355	5,884
NONINTEREST INCOME
Service fees	37	33	111	98
Fee income	297	220	807	575
Earnings on deferred compensation plan assets	35	26	103	78
Gain on sale of fixed assets	—	—	6	—
Net (losses) gains on sale of residential mortgage loans	(1)	63	48	128
Total noninterest income	368	342	1,075	879
NONINTEREST EXPENSE
Compensation and employee benefits	1,328	1,248	4,198	3,686
Core processing	505	435	1,447	1,146
Premises and equipment	269	211	828	644
Impairment of long-lived assets	262	—	262	—
Professional fees	122	77	525	240
Postage and office supplies	22	23	69	80
FDIC premiums	58	38	172	105
Advertising	58	72	213	251
Director fees	49	38	149	122
Other	171	173	566	496
Total noninterest expense	2,844	2,315	8,429	6,770
Income (loss) before provision for income taxes from continuing operations	67	173	1	(7)
PROVISION FOR INCOME TAXES	40	39	33	33
Net income (loss) from continuing operations	27	134	(32)	(40)
Net income from discontinued operations	59	51	161	177
Net income	$86	$185	$129	$137

Net income per common shares - basic	$0.05	$0.11	$0.08	$0.08
Net income per common shares - diluted	$0.05	$0.11	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025

NET INCOME	$86	$185	$129	$137

OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX
Available-for-sale securities:
Unrealized holding (losses) gains arising during period	(787)	577	(940)	455
Net unrealized (losses) gains on available-for-sale securities	(787)	577	(940)	455

OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX	(787)	577	(940)	455
Tax effect	165	(122)	197	(96)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(622)	455	(743)	359
TOTAL COMPREHENSIVE (LOSS) INCOME	$(536)	$640	$(614)	$496

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended September 30, 2026						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

BALANCE, JUNE 30, 2026	$18	$15,260	$—	$22,592	$(1,327)	$(3,767)	$32,776
Net income	—	—	—	86	—	—	86
Other comprehensive loss	—	—	—	—	—	(622)	(622)
ESOP shares committed to be released	—	—	—	—	15	—	15
Stock-based compensation	—	36	—	—	—	—	36
BALANCE, SEPTEMBER 30, 2026	$18	$15,296	$—	$22,678	$(1,312)	$(4,389)	$32,291

Three Months Ended September 30, 2025						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

BALANCE, JUNE 30, 2025	$9	$8,150	$(1,557)	$22,329	$(596)	$(4,580)	$23,755
Net income	—	—	—	185	—	—	185
Other comprehensive income	—	—	—	—	—	455	455
ESOP shares committed to be released	—	—	—	—	5	—	5
Stock-based compensation	—	14	—	—	—	—	14
BALANCE, SEPTEMBER 30, 2025	$9	$8,164	$(1,557)	$22,514	$(591)	$(4,125)	$24,414

Nine Months Ended September 30, 2026						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

BALANCE, DECEMBER 31, 2025	$18	$15,187	$—	$22,549	$(1,357)	$(3,646)	$32,751
Net income	—	—	—	129	—	—	129
Other comprehensive loss	—	—	—	—	—	(743)	(743)
ESOP shares committed to be released	—	—	—	—	45	—	45
Stock-based compensation	—	109	—	—	—	—	109
BALANCE, SEPTEMBER 30, 2026	$18	$15,296	$—	$22,678	$(1,312)	$(4,389)	$32,291

Nine Months Ended September 30, 2025						Accumulated
		Additional			Unearned	Other
	Common	Paid-In	Treasury	Retained	ESOP	Comprehensive	Total
(In thousands)	Stock	Capital	Stock	Earnings	Shares	Loss	Equity

BALANCE, DECEMBER 31, 2024	$9	$8,118	$(1,557)	$22,377	$(605)	$(4,484)	$23,858
Net income	—	—	—	137	—	—	137
Other comprehensive income	—	—	—	—	—	359	359
ESOP shares committed to be released	—	—	—	—	14	—	14
Stock-based compensation	—	46	—	—	—	—	46
BALANCE, SEPTEMBER 30, 2025	$9	$8,164	$(1,557)	$22,514	$(591)	$(4,125)	$24,414

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(32)	$(40)
Net income from discontinued operations	161	177
Adjustments to reconcile net income to net cash flow from operating activities:
Depreciation and amortization	550	400
Impairment of long-lived asset	262	—
Provision for credit losses	340	701
Net amortization of premiums and discounts on securities	121	(103)
Gain on sale of residential mortgage loans	(48)	(128)
Proceeds from sale of residential mortgage loans	3,610	7,936
Loans originated and sold	(3,562)	(7,808)
Deferred income tax benefit	(12)	(79)
Gain on sale of premises and equipment	(6)	—
Proceeds from sale of premises and equipment	20	—
Amortization of deferred loan fees	171	156
ESOP compensation expense	45	14
Stock-based compensation expense	109	46
Earnings on investment in bank-owned life insurance	(81)	(78)
Net change in accrued interest receivable	(28)	(322)
Net change in other assets	15	(2,267)
Net change in other liabilities	(4,017)	9,397
Net cash flow (used by) provided by operating activities	(2,382)	8,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in securities available-for-sale:
Proceeds from calls and maturities	13,112	14,245
Principal repayments	2,175	468
Purchases	(4,515)	(24,705)
Purchase of Federal Home Loan Bank of New York stock	(1,263)	(978)
Redemption of Federal Home Loan Bank of New York stock	1,198	811
Purchase of Federal Reserve Bank stock	(139)	—
Loan originations and principal collections, net	(12,357)	(13,246)
Purchases of premises and equipment	(666)	(2,657)
Net cash flow used in investing activities	(2,455)	(26,062)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits	10,053	27,557
Change in advances from borrowers for taxes and insurance	(1,006)	(1,149)
Payments on acquisition contingent consideration	—	(156)
Repayment of long-term FHLB advances	(7,814)	(14,500)
Proceeds from long-term FHLB advances	7,976	13,814
Change in short-term FHLB advances	(1,000)	—
Net cash flow provided by financing activities	8,209	25,566
Net change in cash and cash equivalents	3,372	7,506
CASH AND CASH EQUIVALENTS - beginning of the period	5,328	6,788
CASH AND CASH EQUIVALENTS - end of the period	$8,700	$14,294

The accompanying notes are an integral part of these consolidated financial statements.

SENECA BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.) (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2026	2025

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest on deposits and borrowed funds	$2,663	$4,268
Income taxes	$108	$7

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

Finally, as a result of the Conversion, all existing stock options and restricted stock awards outstanding on October 15, 2025 were adjusted based on the exchange ratio of 0.9684-to-1 including those described in Note 9 to the accompanying consolidated financial statements. All historical share and per share information also has been restated to reflect the 0.9684-to-1 exchange ratio.

Seneca Savings maintains its executive offices and main branch in Baldwinsville, New York, with branches in Liverpool, North Syracuse, Manlius, and Bridgeport, New York. The Bank is a community-oriented national bank whose business primarily consists of accepting deposits from customers within its market area and investing those funds primarily in residential mortgage and commercial loans.

Disposal of Financial Quest

On October 21, 2026, the Bank entered into a definitive agreement to sell substantially all of the business assets of Financial Quest (as defined below) for $1,400,000; the transaction closed on October 26, 2026.

As of September 30, 2026, the Company determined that the applicable criteria for classification as held-for-sale had been met. Accordingly, the assets and liabilities associated with the planned disposition have been classified as held-for-sale, as applicable, and the disposal group was evaluated in accordance with U.S. GAAP.

The carrying amount of the disposal group includes the assets and liabilities directly associated with the transaction, including goodwill and identifiable intangible assets attributable to the book of business. In connection with the planned disposition, the Company evaluated the recoverability of the related assets under the applicable impairment guidance, including the guidance applicable to goodwill and intangible assets. The disposal group is reported at the lower of its applicable carrying amount or fair value less costs to sell.

At September 30, 2026, the major classes of assets and liabilities associated with the disposal group were as follows:

At September 30,
(In thousands)	2026
(Unaudited)
ASSETS
Cash	$628
Intangible assets	311
Goodwill	412
Other assets	33
Assets held-for-sale	$1,384

LIABILITIES
Other liabilities	$140
Total liabilities associated with assets held-for-sale	$140

Based upon the expected consideration and the carrying amounts of the assets and liabilities associated with the disposal, no impairment loss related to the book of business sale was recognized as of September 30, 2026.

Upon completion of the transaction, the Company will derecognize the assets and liabilities associated with the disposed book of business, including the related goodwill and intangible assets, and recognize the resulting gain or loss on sale based on the difference between the consideration received, net of applicable transaction costs, and the carrying amount of the net assets disposed.

Assets classified as held-for-sale as of September 30, 2026 consisted of goodwill, intangible assets, and a non-banking commercial building totaling $1.1 million.

Discontinued Operations

As discussed above, Financial Quest’s book of business was sold to a third-party on October 26, 2026. Management concluded that the operations of Financial Quest’s book of business met the criteria of discontinued operations under Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations. Management has made the strategic business decision to cease the existing operations of the entity. As such, the operating results of Financial Quest have been classified as discontinued operations on the accompanying consolidated statements of income.

Management determined that as of September 30, 2026, Financial Quest’s affected assets should be classified as held for sale.

The operating results of the discontinued operations for Financial Quest are summarized as follows for the three and nine months ended September 30:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2026	2026

NONINTEREST INCOME
Income from financial services	254	761
Fee income	8	24
Total noninterest income	262	785
NONINTEREST EXPENSE
Compensation and employee benefits	143	423
Premises and equipment	6	18
Professional fees	—	20
Postage and office supplies	—	2
Advertising	—	1
Directors Fees	—	1
Intangible asset amortization	39	117
Other	15	42
Total noninterest expense	203	624
Net income attributable to discontinued operations	$59	$161

As of September 30, 2026, the Company’s assets and liabilities that related to discontinued operations for Financial Quest were as follows:

At September 30,
(In thousands)	2026
(Unaudited)

ASSETS
Intangible assets	$311
Goodwill	412
Other assets	33
$756

LIABILITIES	$140

Assets Held-for-Sale

Long-lived assets and disposal groups are classified as held-for-sale when the applicable criteria under U.S. GAAP have been met and are reported at the lower of their carrying amount or fair value less costs to sell. Assets and liabilities associated with a disposal group, including related goodwill and intangible assets, are evaluated under the applicable impairment guidance prior to disposal. Goodwill and intangible assets attributable to the disposed business are derecognized upon completion of the sale and are included in determining the resulting gain or loss on disposal.

In connection with the Company’s decision to discontinue operations of Financial Quest, the Company determined that certain assets of Financial Quest met the held-for-sale criteria as of September 30, 2026. The assets were sold in the fourth quarter of 2026 for cash consideration of $1,400,000.

The interim condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. The unaudited condensed financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission, and therefore certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2026, or any other period.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

None.

Impact of Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU require disclosure, in the notes to the consolidated financial statements, of specified information about certain costs and expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact this will have on the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank’s wholly-owned subsidiary, Seneca Savings Insurance Agency, Inc. dba Financial Quest (“Financial Quest”). Financial Quest offers financial planning and investment advisory services and sells various insurance and investment products through broker networks. On October 26, 2026, substantially all of the assets of Financial Quest were sold. See Note 16 Subsequent Events herein for further information. All significant intercompany transactions and balances have been eliminated in consolidation. The Company, as used in the consolidated financial statements, refers to the consolidated group.

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

3. Securities

The amortized cost and fair values of securities, with gross unrealized gains and losses are as follows:

	Amortized	Unrealized	Unrealized	Allowance for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value

Available-for-sale securities:
September 30, 2026:
U.S. Treasury securities	$6,005	$—	$(82)	$—	$5,923
U.S. Government Agency securities	5,515	—	(204)	—	5,311
Municipal securities	16,313	—	(2,813)	(666)	12,834
Mortgage-backed securities and collateralized mortgage obligations	9,609	—	(1,219)	—	8,390
Corporate securities	4,250	2	(56)	—	4,196
	$41,692	$2	$(4,374)	$(666)	$36,654

December 31, 2025:
U.S. Treasury securities	$14,775	$36	$(16)	$—	$14,795
U.S. Government Agency securities	1,000	—	(100)	—	900
Municipal securities	16,406	3	(2,364)	(518)	13,527
Mortgage-backed securities and collateralized mortgage obligations	11,796	10	(891)	—	10,915
Corporate securities	8,608	12	(122)	—	8,498
	$52,585	$61	$(3,493)	$(518)	$48,635

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

Investment securities with market values of $19.7 million and $27.8 million were pledged to secure deposits and for other purposes required or permitted by law at September 30, 2026 and December 31, 2025, respectively. The Company pledged securities with a book value of $10.7 million and a market value of $9.8 million at September 30, 2026, and a book value of $5.2 million and a market value of $4.7 million at December 31, 2025, to local municipalities collateralizing their deposits. The Company had pledged New York municipal bonds with a book value of $3.0 million and a market value of $2.5 million at September 30, 2026, and a book value of $1.4 million and a market value of $1.2 million at December 31, 2025, respectively, to the New York State Linked Deposit Program.

The amortized cost and fair value of debt securities based on the contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	September 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$5,706	$5,020	$14,434	$13,868
Due after one year through five years	15,214	14,232	13,866	13,185
Due after five years through ten years	8,202	6,861	9,056	7,986
Due after ten years	2,961	2,151	3,433	2,681

Mortgage-backed securities and collateralized mortgage obligations	9,609	8,390	11,796	10,915
	$41,692	$36,654	$52,585	$48,635

The Company did not sell any available-for-sale securities during the three or nine months ended September 30, 2026 and 2025.

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

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less than Twelve Months		Twelve Months and Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
(In thousands)	Losses	Value	Losses	Value

September 30, 2026:
U.S. Treasury securities	$(56)	$4,951	$(26)	972
U.S. Government Agency securities	(70)	3,446	(134)	866
Municipal securities	(38)	1,455	(2,775)	10,405
Mortgage-backed securities and collateralized mortgage obligations	(208)	4,535	(1,011)	3,855
Corporate securities	(2)	998	(54)	2,745
	$(374)	$15,385	$(4,000)	$18,843

December 31, 2025:
U.S. Treasury securities	$(1)	$996	$(15)	$2,984
U.S. Government Agency securities	—	—	(100)	900
Municipal securities	(1)	1,025	(2,363)	11,300
Mortgage-backed securities and collateralized mortgage obligations	(32)	3,871	(859)	5,359
Corporate securities	—	—	(122)	5,718
	$(34)	$5,892	$(3,459)	$26,261

Unrealized losses on U.S. treasury securities, government agency securities, mortgage-backed securities, collateral mortgage obligations, corporate securities, and municipal securities have not been recognized into income because these losses are attributable to changes in interest rates, not credit quality, and because management does not intend to sell and will not be required to sell these securities prior to recovery or maturity.

At September 30, 2026, four U.S. Treasury, four collateralized mortgage obligations, three municipal, three agency, and two corporate securities were in a loss position for less than twelve months. At September 30, 2026, thirty municipal securities, eight collateralized mortgage obligations, four corporate securities, four mortgage-backed securities, one U.S. Treasury security, and one government agency security were in a continuous loss position for more than twelve months.

At December 31, 2025, one U.S. Treasury, two municipal, and two collateralized mortgage obligation securities were in a loss position for less than twelve months. At December 31, 2025, one government agency, one U.S. Treasury, thirty-one municipal, four mortgage-backed securities, ten collateralized mortgage obligations, and eight corporate securities were in a continuous loss position for more than twelve months.

Allowance for Credit Losses for Debt Securities:

The following table presents the allowance for credit losses on available-for-sale debt securities for the nine months ended September 30, 2026:

(In thousands)	Municipal Securities

September 30, 2026:
Balance, beginning of period	$518
Provision for credit losses, not previously recorded	148
Balance, end of period	$666

September 30, 2025:
Balance, beginning of period	$498
Provision for credit losses, not previously recorded	—
Balance, end of period	$498

There were no provision for credit losses recorded for the three months ended September 30, 2026 and 2025.

At September 30, 2026 and 2025, the fair value of available-for-sale securities in an unrealized loss position for which an allowance for credit losses has been recorded was $0 and $451,000, respectively. This is comprised of the Madison County Capital Resource Corp. (Cazenovia College) bond that was in default at September 30, 2026 and 2025. The bond is collateralized with all the assets and real estate of the issuer which will be monetized to satisfy bondholders. At September 30, 2026, this bond was fully reserved due to the length of time in default and doubts on return of investment back to bondholders in the near future.

4. LOANS

Net loans at September 30, 2026 and December 31, 2025 were as follows:

(In thousands)	At September 30, 2026	At December 31, 2025

Mortgage loans on real estate:
One-to four-family first lien residential	$88,891	$93,006
Residential construction	2,425	3,196
Home equity loans and lines of credit	19,979	15,921
Commercial	95,428	87,954
Total mortgage loans on real estate	206,723	200,077
Commercial and industrial	28,778	22,243
Consumer loans	3,300	4,349
Total loans	238,801	226,669
Allowance for credit losses	(1,882)	(1,915)
Net deferred loan costs	1,105	1,276
Net loans	$238,024	$226,030

Residential real estate loans serviced for others, by the Company, not included in net loans totaled $35.1 million and $33.4 million at September 30, 2026 and December 31, 2025, respectively.

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

Risk Characteristics of Portfolio Segments

The risk characteristics within the loan portfolio vary depending on the loan segment. Consumer loans generally are repaid from personal sources of income. Risks associated with consumer loans primarily include general economic risks such as declines in the local economy creating higher rates of unemployment. Those conditions may also lead to a decline in collateral values should the Company be required to repossess the collateral securing consumer loans. These economic risks also impact the commercial loan segment, however commercial loans are considered to have greater risk than consumer loans as the primary source of repayment is from the cash flow of the business customer. Real estate loans, including residential mortgages, manufactured housing, commercial and home equity loans, comprised approximately 86.6% and 88.3% of the loan portfolio at September 30, 2026 and December 31, 2025, respectively. Loans secured by real estate provide the best collateral protection and thus significantly reduce the inherent risk in the portfolio.

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

The following tables present the loans to customers as of September 30, 2026 and December 31, 2025, based on year of origination within each credit quality indicator:

	At September 30, 2026
								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
							Amortized	Amortized
(In thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Cost Basis	Total

Mortgage loans on real estate:
One-to-four-family first lien residential:
Pass	$3,102	$2,766	$3,293	$8,124	$15,243	$55,292	$—	$—	$87,820
Non-Performing	98	—	—	295	172	506	—	—	1,071
Total	3,200	2,766	3,293	8,419	15,415	55,798	—	—	88,891
Current period gross write-offs	$—	$—	$—	$(153)	$(19)	$—	$—	$—	$(172)
Current period recoveries	—	—	—	1	—	—	—	—	1
Current period net write-offs	$—	$—	$—	$(152)	$(19)	$—	$—	$—	$(171)

Residential construction:
Pass	$1,487	$701	$—	$—	$109	$128	$—	$—	$2,425
Total	1,487	701	—	—	109	128	—	—	2,425
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity loans and lines of credit:
Pass	$556	$249	$416	$—	$—	$55	$18,264	$350	$19,890
Non-Performing	—	—	—	—	—	—	—	89	89
Total	556	249	416	—	—	55	18,264	439	19,979
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial:
Pass	$12,545	$31,412	$7,756	$12,544	$6,215	$21,043	$—	$—	$91,515
Special Mention	—	—	—	—	—	565	—	—	565
Substandard	333	—	1,212	735	114	954	—	—	3,348
Total	12,878	31,412	8,968	13,279	6,329	22,562	—	—	95,428
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial:
Pass	$8,633	$7,816	$4,320	$2,544	$1,175	$4,143	$—	$—	$28,631
Substandard	—	—	147	—	—	—	—	—	147
Total	8,633	7,816	4,467	2,544	1,175	4,143	—	—	28,778
Current period gross write-offs	$—	$—	$—	$—	$—	$(1)	$—	$—	$(1)
Current period recoveries	—	—	—	—	—	1	—	—	1
Current period net write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Pass	$349	$489	$1,288	$389	$89	$617	$67	$—	$3,288
Non-Performing	—	10	—	2	—	—	—	—	12
Total	349	499	1,288	391	89	617	67	—	3,300
Current period gross write-offs	$(9)	$(33)	$(11)	$—	$—	$(9)	$—	$—	$(62)
Current period recoveries	—	3	4	1	—	—	—	—	8
Current period net write-offs	$(9)	$(30)	$(7)	$1	$—	$(9)	$—	$—	$(54)

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

At September 30, 2026, a loan relationship consisting of one commercial real estate loan totaling $576,000 and seven commercial and industrial loans totaling $506,000 were upgraded from special mention to pass, offset by two newly classified special mention loans that were downgraded from pass during the nine months ended September 30, 2026 as compared to December 31, 2025. One commercial and industrial loan totaling $147,000 and one commercial real estate loan totaling $114,000 were downgraded to substandard from pass during the nine months ended September 30, 2026 as compared to December 31, 2025.  One-to-four-family residential mortgage loans classified as non-performing increased $301,000 at September 30, 2026 as compared to December 31, 2025. One home equity line of credit totaling $89,000 was downgraded from pass to non-performing, partially offset by one home equity line of credit payoff totaling $32,000 during the nine months ended September 30, 2026 as compared to December 31, 2025.

Loans are considered past-due if the required principal and interest payments have not been received within thirty days of the payment due date. An age analysis of past-due loans, segregated by class of loans, is as follows:

	At September 30, 2026

	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
(In thousands)	Past-Due	Past-Due	Past-Due	Due	Current	Receivable

Mortgage loans on real estate:
One-to four-family first lien residential	$2,334	$448	$700	$3,482	$85,409	$88,891
Residential construction	—	—	—	—	2,425	2,425
Home equity loans and lines of credit	—	41	89	130	19,849	19,979
Commercial	666	—	1,408	2,074	93,354	95,428
Total mortgage loans on real estate	3,000	489	2,197	5,686	201,037	206,723
Commercial and industrial	35	—	147	182	28,596	28,778
Consumer loans	7	66	12	85	3,215	3,300
Total loans	$3,042	$555	$2,356	$5,953	$232,848	$238,801

	At December 31, 2025

	30-59 Days	60-89 Days	90 Days	Total Past-		Total Loans
(In thousands)	Past-Due	Past-Due	Past-Due	Due	Current	Receivable

Mortgage loans on real estate:
One-to four-family first lien residential	$2,310	$297	$770	$3,377	$89,629	$93,006
Residential construction	—	—	—	—	3,196	3,196
Home equity loans and lines of credit	139	53	32	224	15,697	15,921
Commercial	314	735	843	1,892	86,062	87,954
Total mortgage loans on real estate	2,763	1,085	1,645	5,493	194,584	200,077
Commercial and industrial	33	—	—	33	22,210	22,243
Consumer loans	42	3	—	45	4,304	4,349
Total loans	$2,838	$1,088	$1,645	$5,571	$221,098	$226,669

At September 30, 2026 and December 31, 2025 we had $89,000 and $32,000 of home equity loans and lines of credit past-due 90 days and still accruing, respectively. Nonaccrual loans, segregated by class of loan as of September 30, 2026 and December 31, 2025 are as follows:

	At September 30, 2026
		Nonaccrual
		loans
		without
		related
		allowance
		for	Recognized
	Nonaccrual	credit	interest
(In thousands)	loans	losses	income

Mortgage loans on real estate:
One-to four-family first lien residential	$1,071	$1,071	$—
Residential construction	—	—	—
Home equity loans and lines of credit	—	—	—
Commercial	2,076	2,076	—
Commercial and industrial	147	—	—
Consumer loans	12	—	—
Total nonaccrual loans	$3,306	$3,147	$—

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

Collateral-dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral-dependent were as follows:

	At September 30, 2026

(In thousands)	Amortized cost	Collateral type

Real estate:
Residential one-to four-family	$712	Residential real estate property
Home equity line of credit	89	Residential real estate property
Commercial real estate	3,913	Commercial real estate property
Total real estate	$4,714

Commercial and industrial loans	$147	Commercial business assets
Total commercial and industrial	$147

	At December 31, 2025

(In thousands)	Amortized cost	Collateral type

Real estate:
Residential one-to four-family	$725	Residential real estate property
Home equity line of credit	32	Residential real estate property
Commercial real estate	1,590	Commercial real estate property
Total real estate	$2,347

Commercial and industrial loans	$41	Commercial business assets
Total commercial and industrial	$41

During 2026, individually evaluated loans were expanded to include commercial loans that were risk rated special mention along with loans risk rated substandard. As a result of this change in approach, two additional commercial real estate loans totaling $565,000 were individually evaluated for credit losses.

There were no loans modified to borrowers experiencing financial difficulty during the three or nine months ended September 30, 2026 or during the year ended December 31, 2025.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the nine months ended September 30, 2026 or the year ended December 31, 2025.

Changes in the allowance for credit losses for the three months ended September 30, 2026 and 2025 are as follows:

	September 30, 2026

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total

Allowance for credit losses:
Beginning balance	$965	$619	$213	$50	$1,847
Charge-offs	(63)	(1)	(3)	—	(67)
Recoveries	—	—	2	—	2
(Benefit) Provision	(6)	32	79	(5)	100
Ending balance	$896	$650	291	$45	$1,882

	September 30, 2025

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total

Allowance for credit losses:
Beginning balance	$1,196	$454	$120	$(19)	$1,751
Charge-offs	—	(24)	(16)	—	(40)
Recoveries	—	—	3	—	3
Provision (Benefit)	68	(23)	(1)	36	80
Ending balance	$1,264	$407	106	$17	$1,794

Changes in the allowance for credit losses for the nine months ended September 30, 2026 and 2025 are as follows:

	September 30, 2026

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total

Allowance for credit losses:
Beginning balance	$1,169	$455	$188	$103	$1,915
Charge-offs	(172)	(1)	(62)	—	(235)
Recoveries	1	1	8	—	10
(Benefit) Provision	(102)	195	157	(58)	192
Ending balance	$896	$650	$291	$45	$1,882

	September 30, 2025

	Mortgage	Commercial
	Loans	and
	on Real	Industrial	Consumer
(In thousands)	Estate	Loans	Loans	Unallocated	Total

Allowance for credit losses:
Beginning balance	$1,071	$372	$144	$217	$1,804
Charge-offs	—	(679)	(39)	—	(718)
Recoveries	—	2	5	—	7
Provision (Benefit)	193	712	(4)	(200)	701
Ending balance	$1,264	$407	$106	$17	$1,794

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

	At September 30,	At December 31,
(In thousands)	2026	2025

Balance, beginning of period	$851	$780
Proceeds	43	300
Payments	(190)	(229)
Balance, end of period	$704	$851

5. PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2026 and December 31, 2025 are summarized as follows:

	At September 30,	At December 31,
(In thousands)	2026	2025

Building and building improvements	$10,323	$9,976
Construction in progress	4,108	4,604
Furniture, fixtures and equipment	3,309	3,231
	17,740	17,811
Accumulated depreciation	(5,018)	(4,621)
Total	$12,722	$13,190

6. DEPOSITS

Deposits, by deposit type, are summarized as follows:

	At September 30,	At December 31,
(In thousands)	2026	2025

Demand deposits	$37,653	$32,221
NOW accounts	28,239	27,801
Regular savings and demand clubs	22,854	25,662
Money markets	79,120	86,420
Certificates of deposit and retirement accounts	76,613	62,322
	$244,479	$234,426

Scheduled maturities of certificates of deposit and retirement accounts are summarized as follows:

(In thousands)	At September 30, 2026

2026	$18,316
2027	45,513
2028	4,929
2029	4,069
2030	3,359
Thereafter	427
$76,613

The aggregate amount of time deposits in denominations of $250,000 or more were $45.7 million and $38.1 million including brokered deposits of $19.1 million and $16.7 million at September 30, 2026 and December 31, 2025, respectively. The FDIC generally provides federal deposit insurance per account owner of $250,000.

Interest expense on deposits for the three months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,
(In thousands)	2026	2025

NOW accounts	$7	$7
Regular savings and demand clubs	12	34
Money markets	498	644
Certificates of deposit and retirement accounts	556	512
	$1,073	$1,197

Interest expense on deposits for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,
(In thousands)	2026	2025

NOW accounts	$19	$19
Regular savings and demand clubs	48	85
Money markets	1,678	1,483
Certificates of deposit and retirement accounts	1,469	1,532
	$3,214	$3,119

Related party deposits were $1.9 million and $1.5 million at September 30, 2026 and December 31, 2025, respectively.

7. BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLBNY”) reflect advances borrowed from the FHLBNY. The FHLBNY charges a substantial prepayment penalty for early payoff of an advance. The unamortized balances on advances at September 30, 2026 and December 31, 2025 are summarized as follows:

	At September 30,	At December 31,
(In thousands)	2026	2025

Term Advances:
FHLB fixed-rate advances	$34,729	$34,567
Repurchase Advances:
FHLB fixed-rate repurchase advances	—	1,000
Total Advances	$34,729	$35,567

The contractual maturities and weighted average rates of advances from FHLBNY at September 30, 2026 are as follows (dollars in thousands):

2026	$2,000	4.42%
2027	12,253	2.97%
2028	15,376	3.74%
2029	2,000	4.61%
2030	3,100	4.33%
	$34,729	3.61%

The Company has access to FHLBNY advances, under which it can borrow at various terms and interest rates. At September 30, 2026, we had the ability to borrow approximately $73.1 million under our credit facilities with FHLBNY, of which $46.9 million was advanced. Residential and commercial mortgage loans of $65.3 million and $69.5 million at September 30, 2026 and December 31, 2025, respectively, and investment securities of $7.8 million and $16.6 million at September 30, 2026 and December 31, 2025, respectively, have been pledged by the Company under a blanket collateral agreement to secure the Company’s borrowings. The total outstanding indebtedness under borrowing facilities with the FHLBNY cannot exceed the total value of the assets pledged under the blanket collateral agreement. The Company had a municipal letter of credit (“MULOC”) with the FHLBNY collateralizing a $10.0 million certificate of deposit with the State of New York Banking Development District at September 30, 2026 and December 31, 2025. The New York State certificate was deposited after the Company opened its fourth location in Bridgeport, New York. The Company also had lines of credit totaling $14.0 million with three correspondent banks that were available on an unsecured basis and had no draws outstanding at September 30, 2026 or December 31, 2025.  At September 30, 2026 and December 31, 2025, the Company had the ability to borrow $1.4 million and $4.5 million, respectively, through the Federal Reserve Discount Window.

8. COMPREHENSIVE LOSS

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows:

	For the three months ended September 30, 2026
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(2,831)	$(936)	$(3,767)
Other comprehensive loss	(622)	—	(622)
Ending balance	$(3,453)	$(936)	$(4,389)

	For the three months ended September 30, 2025
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(3,339)	$(1,241)	$(4,580)
Other comprehensive income	455	—	455
Ending balance	$(2,884)	$(1,241)	$(4,125)

	Nine Months Ended September 30, 2026
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(2,710)	$(936)	$(3,646)
Other comprehensive loss	(743)	—	(743)
Ending balance	$(3,453)	$(936)	$(4,389)

	Nine Months Ended September 30, 2025
	Unrealized	Net
	Losses on	Loss	Accumulated
	Available-	on	Other
	for-Sale	Pension	Comprehensive
(In thousands)	Securities	Plan	Loss

Beginning balance	$(3,243)	$(1,241)	$(4,484)
Other comprehensive income	359	—	359
Ending balance	$(2,884)	$(1,241)	$(4,125)

9. EMPLOYEE BENEFIT PLANS

Supplemental Executive Retirement Plan (SERP)

Beginning in 2016, the Company instituted a SERP for its executive officers. All benefits provided under the SERP are unfunded and, as the executive officers retire, the Company will make payment to the participant. At September 30, 2026 and December 31, 2025, the Company recorded $330,000 and $219,000, respectively, for the SERP in other liabilities on the consolidated statements of financial condition. Expenses for the SERP are included in compensation and employee benefits on the consolidated statements of income and were approximately $46,000 and $6,000, respectively, for the three months ended September 30, 2026 and 2025 and $111,000 and $19,000, respectively, for the nine months ended September 30, 2026 and 2025.

Defined Benefit Plan

The Company provides pension benefits for eligible employees through a noncontributory defined benefit pension plan (the “Pension Plan”). Substantially all employees participate in the retirement plan on a noncontributing basis and are fully vested after five years of service.

On October 13, 2017, the Compensation Committee elected to soft-freeze the defined benefit pension plan effective January 1, 2018. All employees hired after that date will not be eligible to participate in the defined benefit pension plan; they will, however, be able to participate in a 401(k) plan that the Company will match up to 50% of the employee elected contribution amount capped at 5% of the employee’s earnings. Expense for the 401(k) is included in compensation and employee benefits on the consolidated statements of income and was $21,000 and $19,000, respectively, for the three months ended September 30, 2026 and 2025 and $75,000 and $60,000, respectively, for the nine months ended September 30, 2026 and 2025.

Employee Stock Ownership Plan (“ESOP”)

Effective upon the completion of the Company’s initial public stock offering in October 2017, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP used $775,740 in proceeds from a term loan obtained from the Company to purchase 77,574 shares of common stock on the open market at an average price of $10.00 per share. Also, as part of the recent Conversion, the Company sold 83,588 shares of its common stock to the ESOP at a price of $10.00 per share. The outstanding balance of the October 2017 ESOP loan ($687,687) and the new ESOP loan ($835,880) were combined as of the date of the recent Conversion. The new ESOP loan will be repaid principally from the Bank’s contribution to the ESOP in annual payments through 2049 at a fixed interest rate of 7.25%. Shares are released to participants on a straight-line basis over the loan term and allocated based on participant compensation. The Bank recognizes the compensation benefit expense as shares are committed for release at their current market price. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated shares, if applicable, are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. Compensation costs related to the employee stock ownership plan are dependent upon the average stock price and the shares committed to be released to the plan participants through the period in which income is reported. The Company recognized approximately $15,000 and $4,000 of compensation expense related to this plan for the three months ended September 30, 2026 and 2025, respectively, and $45,000 and $14,000 of compensation expense related to this plan for the nine months ended September 30, 2026 and 2025, respectively.

The number of shares committed to be released annually is 5,625 shares through the year 2049. Participant vesting provisions for the ESOP are 20% per year and will be fully vested upon completion of six years of credited service. Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

Stock-Based Compensation

A summary of the Company’s stock option activity and related information for its equity incentive plan for the three months ended September 30, 2026 and 2025 is as follows:

	For the three months ended September 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
		Price Per		Price Per
	Options	Share	Options	Share

Outstanding at the beginning of the period	57,797	$9.35	59,034	$9.27

Grants	5,000	13.28	—	—
Exercised	—	—	—	—
Forfeitures	(1,575)	(10.50)	—	—
Outstanding at period end	61,222	$9.64	59,034	$9.27
Vested at end of period	54,831	$9.22	54,056	$9.27
Exercisable	54,831	$9.22	54,056	$9.27

A summary of the Company’s stock option activity and related information for its equity incentive plan for the nine months ended September 30, 2026 and 2025 is as follows:

	For the nine months ended September 30,
	2026		2025
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
		Price Per		Price Per
	Options	Share	Options	Share

Outstanding at the beginning of the period	61,186	$9.32	59,034	$9.27

Grants	5,000	13.28	—	—
Exercised	(3,389)	(8.90)	—	—
Forfeitures	(1,575)	$(10.50)	—	—
Outstanding at period end	61,222	$9.64	59,034	$9.27
Vested at end of period	54,831	$9.22	54,056	$9.27
Exercisable	54,831	$9.22	54,056	$9.27

The intrinsic value of options outstanding at September 30, 2026 and December 31, 2025 was $255,000 and $76,000, respectively.

The grants to senior management and directors generally vest over a five-year period in equal installments, with the first installment vesting on the anniversary date of the grant and succeeding installments on each anniversary thereafter, through 2031.

The Company recorded compensation expense in the amount of $2,000 and $3,000 for the three months ended September 30, 2026 and 2025, respectively, and $10,000 and $12,000 for the nine months ended September 30, 2026 and 2025, respectively. The Company had $33,000 of compensation expense remaining to be recognized at September 30, 2026.

Compensation costs related to share-based payments transactions are recognized based on the grant-date fair value of the stock-based compensation issued. Compensation costs are recognized over the period that an employee provides service in exchange for the award.

In May 2023 and 2022, the Company awarded 12,000 original shares of restricted stock to senior management. The restricted stock vests 20% per year on the specified vesting date, until 100% vested on the specified vesting date of the fifth year after the restricted stock was granted. In November 2025, the Company awarded 10,000 shares of restricted stock to senior management. Of the total restricted shares, 5,000 will become 100% vested on the first anniversary of the grant date and the remaining 5,000 shares will become 50% vested on the first anniversary of the grant date and fully vested on the second anniversary of the grant date. In August 2026, the Company awarded 4,706 shares of restricted stock to senior management. The restricted stock vests 20% per year on the specified vesting date, until 100% vested on the specified vesting date of the fifth year after the restricted stock was granted. The Company recorded compensation expense in the amount of $34,000 and $11,000 for the three months ended September 30, 2026 and 2025, respectively, and $99,000 and $34,000 for the nine months ended September 30, 2026 and 2025, respectively. The Company had $136,000 of compensation expenses remaining to be recognized at September 30, 2026.

The Company did not grant any awards during the three or nine months ended September 30, 2025.  The Company had no awards forfeited during the three months ended September 30, 2026 and had 387 awards forfeited during the nine months ended September 30, 2026. There were no awards forfeited during the three or nine months ended September 30, 2025.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

There were no securities transferred out of Level 2 securities available-for-sale during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company transferred an investment security from Level 2 to Level 3 as a result of the lack of observable market inputs, which required the use of significant unobservable inputs to determine fair value.

(In thousands)	Total	Level 1	Level 2	Level 3

Available-for-sale Securities:
September 30, 2026:
U.S. Treasury securities	$5,923	$—	$5,923	$—
U.S. Government Agency securities	5,311	—	5,311	—
Municipal securities	12,834	—	12,834	—
Mortgage-backed securities and collateralized mortgage obligations	8,390	—	8,390	—
Corporate securities	4,196	—	4,196	—
	$36,654	$—	$36,654	$—
December 31, 2025:
U.S. Treasury securities	$14,795	$—	$14,795	$—
U.S. Government Agency securities	900	—	900	—
Municipal securities	13,527	—	13,379	148
Mortgage-backed securities and collateralized mortgage obligations	10,915	—	10,915	—
Corporate securities	8,498	—	8,498	—
	$48,635	$—	$48,487	$148

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

	Municipal Securities
(In thousands)	2026	2025

Balance of recurring Level 3 assets at January 1	$148	$—
Transfers into Level 3	—	451
Change in fair value	(148)	—
Balance of recurring Level 3 assets at September 30	$—	$451

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

Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain of the Company’s assets and liabilities at September 30, 2026 and December 31, 2025.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2026 and December 31, 2025 were as follows:

	Carrying				Fair
(In thousands)	Amount	Level 1	Level 2	Level 3	Value

September 30, 2026:
Financial assets:
Cash and cash equivalents	$8,700	$8,700	$—	$—	$8,700
Securities available-for-sale, net of allowance for credit losses of $666	36,654	—	36,654	—	36,654
Federal Home Loan Bank of New York stock, at cost	3,337	—	3,337	—	3,337
Federal Reserve Bank stock, at cost	270	—	270	—	270
Loans, net of allowance for credit losses of $1,882	238,024	—	—	230,053	230,053
Accrued interest receivable	1,507	1,507	—	—	1,507
Financial liabilities:
Deposits	244,479	88,746	154,752	—	243,498
Federal Home Loan Bank advances	34,729	—	36,149	—	36,149
Accrued interest payable	121	121	—	—	121
Advances from borrowers for taxes and insurance	1,383	1,383	—	—	1,383

December 31, 2025:
Financial assets:
Cash and cash equivalents	$5,328	$5,328	$—	$—	$5,328
Securities available-for-sale, net of allowance for credit losses of $518	48,635	—	48,487	148	48,635
Federal Home Loan Bank of New York stock, at cost	3,272	—	3,272	—	3,272
Federal Reserve Bank stock, at cost	131	—	131	—	131
Loans, net of allowance for credit losses of $1,915	226,030	—	—	213,685	213,685
Accrued interest receivable	1,479	1,479	—	—	1,479
Financial liabilities:
Deposits	234,426	85,684	140,079	—	225,763
Federal Home Loan Bank advances	35,567	—	36,987	—	36,987
Accrued interest payable	120	120	—	—	120
Advances from borrowers for taxes and insurance	2,389	2,389	—	—	2,389

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2026 and December 31, 2025 were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3

September 30, 2026:
Collateral-dependent loans	$4,689	$—	$—	$4,689
	$4,689	$—	$—	$4,689

December 31, 2025:
Collateral-dependent loans	$2,259	$—	$—	$2,259
	$2,259	$—	$—	$2,259

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs were used to determine fair value:

Quantitative Information about Level 3 Fair Value Measurements
Adjustment
	Valuation	Unobservable		(Weighted-
	Techniques	Input	Range	average)

Collateral-dependent loans	Lower of appraisal	Appraisal	10%	(10%) 2026
	of collateral or	adjustments	10%-55%	(26%) 2025
asking price less
selling costs

		Selling costs	2%-23%	(12%) 2026
			7%-14%	(10%) 2025

At September 30, 2026 and December 31, 2025, the fair value of collateral-dependent loans consisted of loan balances of $4.9 million and $2.4 million, respectively, net of a valuation allowance of $172,000 and $135,000, respectively.

Goodwill and Intangible Assets

In connection with the anticipated sale of substantially all of the business assets of Financial Quest, management evaluated the related goodwill and intangible assets for impairment as of September 30, 2026. The fair value of the reporting unit was estimated using a market approach based primarily on the expected consideration from the sale. The resulting fair value measurement was classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The estimated fair value exceeded the reporting unit’s carrying amount, and the estimated fair values of the applicable intangible assets exceeded their respective carrying amounts. Accordingly, no impairment was recognized. The sale was completed subsequent to quarter-end at a value consistent with management’s quarter-end estimates.

(In thousands)	Fair Value	Level 1	Level 2	Level 3

September 30, 2026:
Assets held-for-sale	$1,148	$—	$—	$1,148
	$1,148	$—	$—	$1,148

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

As of the dates indicated, the following financial instruments were outstanding whose contract amounts represent credit risk:

	At September 30,	At December 31,
(In thousands)	2026	2025

Commitments to Grant Loans	$1,162	$1,298
Performance Standby Letters of Credit	$348	$96
Unfunded Commitments Under Lines of Credit	$32,913	$27,858

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Allowance for credit losses on unfunded loan commitments was immaterial at September 30, 2026 and December 31, 2025.

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

As of September 30, 2026, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum Tier 1 leverage ratio (Community Bank Leverage Ratio) as set forth in the table below, including applicable grace periods. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2026 and December 31, 2025, are as follows:

					To be Well
					Capitalized
					Under Prompt and		Minimum Capital
			Capital Adequacy		Corrective Action		Adequacy with
	Actual		Purposes		Provisions		Buffer
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2026
Tier 1 capital to assets	$31,120	9.87%	$22,067	7.00%	$25,220	8.00%	N/A	N/A
As of December 31, 2025:
Tier 1 capital to assets	$30,487	9.68%	$25,208	8.00%	$28,359	9.00%	N/A	N/A

13. EARNINGS PER SHARE COMMON

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is net income to the Company. During the three months ended September 30, 2026 and 2025, the Company had 24,993 and 27,717 potentially dilutive common stock equivalents. During the nine months ended September 30, 2026 and 2025, the Company had 18,671 and 20,722 potentially dilutive common stock equivalents. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they are committed to be released. Antidilutive shares are not included in the weighted-average number of common shares outstanding for purposes of calculating earnings per common share until they become dilutive.

The following tables set forth the calculation of basic and diluted earnings per share:

	Three months ended September 30,
(Dollars in thousands, except per share data)	2026	2025

Basic earnings per common share:
Net income available to common stockholders	$86	$185
Weighted average common shares outstanding basic	1,651,616	1,710,844
Weighted average common shares outstanding dilutive	1,676,609	1,737,940
Earnings per share basic	$0.05	$0.11
Earnings per share dilutive	$0.05	$0.11

	Nine months ended September 30,
(Dollars in thousands, except per share data)	2026	2025

Basic earnings per common share:
Net income available to common stockholders	$129	$137
Weighted average common shares outstanding basic	1,647,249	1,710,223
Weighted average common shares outstanding dilutive	1,665,920	1,730,945
Earnings per share basic	$0.08	$0.08
Earnings per share dilutive	$0.08	$0.08

14. NON-INTEREST INCOME

The Company has included the following tables regarding the Company’s non-interest income for the periods presented:

	Three months ended September 30,
(In thousands)	2026	2025

Service fees
Deposit related fees	$14	$10
Loan servicing income	23	23
Total service fees	37	33
Card income
Debit card interchange fee income	100	88
ATM fees	9	9
Insufficient fund fees	128	85
Total card and insufficient funds income	237	182
Realized (loss) gain on sales of residential mortgage loans	(1)	63
Deferred compensation plan assets	35	26
Other miscellaneous income	60	38
Total non-interest income from continuing operations	368	342
Total non-interest income from discontinued operations	262	253
Total non-interest income	$630	$595

	Nine months ended September 30,
(In thousands)	2026	2025

Service fees
Deposit related fees	$39	$29
Loan servicing income	72	69
Total service fees	111	98
Card income
Debit card interchange fee income	287	238
ATM fees	27	24
Insufficient fund fees	324	220
Total card and insufficient funds income	638	482
Realized gain on sales of residential mortgage loans	48	128
Deferred compensation plan assets	103	78
Other miscellaneous income	175	93
Total non-interest income from continuing operations	1,075	879
Total non-interest income from discontinued operations	785	733
Total non-interest income	$1,860	$1,612

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

15. SEGMENT INFORMATION

The Company had two primary business segments, its community banking segment, and its wealth management segment.

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

On October 21, 2026, the Company entered into a definitive agreement to sell substantially all of the business assets of Financial Quest for $1,400,000; the transaction closed on October 26, 2026. This disclosure will not be presented after the quarter ended September 30, 2026 as there is no longer a reportable segment.

Information about the segments is presented in the following table as of and for the periods indicated:

(In thousands)	At September 30, 2026	At December 31, 2025

Total assets for Seneca Savings	$314,923	$312,487
Total assets for Financial Quest	1,384	1,236
Elimination of intercompany receivables	(670)	(1,609)
Total consolidated assets	$315,637	$312,114

See Note 1 for more information on the Financial Quest sale.

	Three Months Ended September 30,
	2026			2025
(In thousands)	Seneca Savings	Financial Quest	Total	Seneca Savings	Financial Quest	Total

INTEREST INCOME
Total interest income	$4,073	$—	$4,073	$3,779	$—	$3,779
INTEREST EXPENSE
Total interest expense	1,430	—	1,430	1,553	—	1,553
Net interest income	2,643	—	2,643	2,226	—	2,226
Provision for credit losses loans receivable	100	—	100	80	—	80
Net interest income after provision for credit losses	2,543	—	2,543	2,146	—	2,146
NONINTEREST INCOME
Service fees	37	—	37	33	—	33
Income from financial services	—	254	254	—	245	245
Fee income	297	8	305	220	8	228
Earnings on deferred compensation plan assets	35	—	35	26	—	26
Net (losses) gains on sale of residential mortgage loans	(1)	—	(1)	63	—	63
Total noninterest income	368	262	630	342	253	595
NONINTEREST EXPENSE
Compensation and employee benefits	1,328	143	1,471	1,248	117	1,365
Core processing	505	—	505	435	—	435
Premises and equipment	269	6	275	211	6	217
Impairment of long-lived assets	262	—	262	—	—	—
Professional fees	122	—	122	77	25	102
Postage and office supplies	22	—	22	23	—	23
FDIC premiums	58	—	58	38	—	38
Advertising	58	—	58	72	2	74
Director fees	49	—	49	38	—	38
Intangible asset amortization	—	39	39	—	38	38
Other	171	15	186	173	14	187
Total noninterest expense	2,844	203	3,047	2,315	202	2,517
Income before provision for income taxes	67	59	126	173	51	224
PROVISION FOR INCOME TAXES	40	—	40	39	—	39
Net income	$27	$59	$86	$134	$51	$185

	Nine Months Ended September 30,
(In thousands)	2026			2025
	Seneca Savings	Financial Quest	Total	Seneca Savings	Financial Quest	Total

INTEREST INCOME
Total interest income	$11,867	$—	$11,867	$10,811	$—	$10,811
INTEREST EXPENSE
Total interest expense	4,172	—	4,172	4,226	—	4,226
Net interest income	7,695	—	7,695	6,585	—	6,585
Provision for credit losses available-for-sale securities	148	—	148	—	—	—
Provision for credit losses loans receivable	192	—	192	701	—	701
Net interest income after provision for credit losses	7,355	—	7,355	5,884	—	5,884
NONINTEREST INCOME
Service fees	111	—	111	98	—	98
Income from financial services	—	761	761	—	709	709
Fee income	807	24	831	575	24	599
Gain on sale of fixed assets	6	—	6	—	—	—
Earnings on deferred compensation plan assets	103	—	103	78	—	78
Net gains on sale of residential mortgage loans	48	—	48	128	—	128
Total noninterest income	1,075	785	1,860	879	733	1,612
NONINTEREST EXPENSE
Compensation and employee benefits	4,198	423	4,621	3,686	352	4,038
Core processing	1,447	—	1,447	1,146	—	1,146
Premises and equipment	828	18	846	644	18	662
Impairment of long-lived assets	262	—	262	—	—	—
Professional fees	525	20	545	240	25	265
Postage and office supplies	70	1	71	80	1	81
FDIC premiums	172	—	172	105	—	105
Advertising	212	2	214	251	6	257
Director fees	149	1	150	122	1	123
Intangible asset amortization	—	117	117	—	117	117
Other	566	42	608	496	36	532
Total noninterest expense	8,429	624	9,053	6,770	556	7,326
Income (loss) before provision for income taxes	1	161	162	(7)	177	170
PROVISION FOR INCOME TAXES	33	—	33	33	—	33
Net (loss) income	$(32)	$161	$129	$(40)	$177	$137

16. SUBSEQUENT EVENTS

On October 19, 2026, the Company announced it has adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 144,411 shares of its common stock, or approximately 8.0% of the current outstanding shares.

On October 21, 2026, the Bank, the Company and Financial Quest (together, the “Sellers”) entered into an Asset Purchase Agreement (the “Agreement”) with Boshart Wealth Management, LLC (the “Buyer”) and Gregory Boshart, the Buyer’s sole member and manager.

Under the Agreement, the Sellers will sell to the Buyer substantially all of the business assets of Financial Quest’s financial advisory and investment services business, including its retail investment advisory and brokerage business and its company-sponsored retirement plan services business (collectively, the “Business”) for the purchase price of $1,400,000. For three years following the closing, the Sellers and their affiliates may not compete with the Buyer in connection with the purchased assets, solicit or accept business from the Buyer’s clients, or solicit the Buyer’s employees.  At the closing, the Bank will lease to the Buyer a portion of its premises for an initial term of one year at a monthly rent of $2,000 for the first six months and $2,500 for the remaining six months, with a six-month extension option and a mutual right to terminate on three months’ notice. The sale of the Business was completed on October 26, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2026 and 2025 is intended to assist in understanding the financial condition and results of operations of the Company. The information in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

Our results of operations also are affected by non-interest income, our provision for credit losses and non-interest expense. Non-interest income consists primarily of fee income and service fees, earnings on deferred compensation plan assets, realized gains on sales of loans and securities and other income. Non-interest expenses consist primarily of compensation and employee benefits, core processing, premises and equipment, professional fees, postage and office supplies, FDIC premiums, advertising and other expenses.

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

The allowance is established through a provision for credit losses in our consolidated statements of income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of our portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. At September 30, 2026, and December 31, 2025, the allowance for credit losses on loans totaled $1.9 million.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. During 2026, individually evaluated loans were also expanded to include commercial loans that were risk rated special mention along with loans risk rated substandard. A collateral-dependent asset is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty. The allowance for credit loss for a collateral-dependent financial asset is measured using the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee’s (“FOMC”) median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product (“GDP”). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate “shock” or increase of 20 basis points in the FOMC’s projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth, this would increase the model’s total calculated allowance for credit losses on loans by $1.2 million or 66.6%, representing a 52 basis points increase to the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of September 30, 2026. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of September 30, 2026.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets were $315.6 million as of September 30, 2026 and $312.1 million as of December 31, 2025, an increase of $3.5 million, or 1.1%. The increase in assets was primarily due to a $12.0 million increase in net loans, and a $3.4 million increase in cash and cash equivalents, offset in part by a $12.0 million decrease in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.4 million, or 63.3%, to $8.7 million at September 30, 2026 from $5.3 million at December 31, 2025. The increase primarily resulted from a $10.1 million, or 4.3%, increase in deposits.

Available-for-Sale Securities. Available-for-sale securities decreased by $12.0 million, or 24.6%, to $36.7 million at September 30, 2026 from $48.6 million at December 31, 2025. This decrease was primarily due to maturities of $13.1 million and $2.2 million in principal repayments during the nine months ended September 30, 2026.

Net Loans. Loans receivable, net of the allowance for credit losses, increased $12.0 million, or 5.3%, to $238.0 million at September 30, 2026 from $226.0 million at December 31, 2025. The increase in net loans was primarily driven by the origination of $32.8 million of loans, partially offset by $17.3 million of paydowns and $3.6 million of loan sales during the nine months ended September 30, 2026. Commercial real estate loans increased to $95.4 million at September 30, 2026 from $88.0 million at December 31, 2025 and commercial and industrial loans increased to $28.8 million at September 30, 2026 as compared to $22.2 million at December 31, 2025 as we continue to focus on growth in these portfolios. Home equity loans and lines of credit increased to $20.0 million at September 30, 2026 from $15.9 million at December 31, 2025. One- to four-family residential mortgage loans decreased to $88.9 million at September 30, 2026 from $93.0 million at December 31, 2025 due to payoffs and amortization. Residential construction loans decreased to $2.4 million at September 30, 2026 from $3.2 million at December 31, 2025. Consumer and other loans decreased to $3.3 million at September 30, 2026 from $4.3 million at December 31, 2025.

Deposits. Total deposits increased by $10.1 million, or 4.3%, to $244.5 million at September 30, 2026 from $234.4 million at December 31, 2025. Core deposits (which we define as all deposits other than certificates of deposit and brokered deposits) decreased $4.2 million, or 2.5% to $167.9 million at September 30, 2026 from $172.1 million at December 31, 2025 primarily due to decreases in money market accounts and savings accounts. As of September 30, 2026, money market deposits decreased by $7.3 million and savings account deposits decreased by $2.8 million, partially offset by a $5.9 million increase in NOW and demand deposits as compared to December 31, 2025. Time deposits increased $14.3 million, or 22.9%, to $76.6 million at September 30, 2026 from $62.3 million at December 31, 2025 due to promotional rates offered. There were $19.1 million and $16.7 million of brokered deposits included in time deposits at September 30, 2026 and December 31, 2025, respectively.

FHLB Advances. Total FHLB advances were $34.7 million at September 30, 2026 as compared to $35.6 million at December 31, 2025, a decrease of $838,000, or 2.4%. FHLB advances were paid down using funds obtained through an increase in funding from deposits.

Stockholders’ Equity. Stockholders’ equity decreased by $460,000, or 1.4%, to $32.3 million at September 30, 2026 from $32.8 million at December 31, 2025. The decrease in stockholders’ equity was attributable in part to a $743,000 increase in accumulated other comprehensive loss as a result of changes in interest rates associated with the securities portfolio, partially offset by net income of $129,000 recorded during the nine months ended September 30, 2026.

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

	For the Three Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)

	(Dollars in thousands)

Interest-earning assets:
Loans	$239,357	$3,629	6.06%	$213,470	$3,129	5.86%
Available-for-sale securities	40,244	334	3.32	58,699	489	3.33
FHLB/FRB stock	3,688	58	6.29	3,489	60	6.88
Other interest-earning assets	7,992	52	2.60	12,438	101	3.25
Total interest-earning assets	291,281	4,073	5.59	288,096	3,779	5.25
Non-interest-earning assets	25,410			20,536
Total assets	$316,691			$308,632

Interest-bearing liabilities:
NOW accounts	$28,002	7	0.10	$27,413	7	0.10
Regular savings and demand club accounts	23,794	12	0.20	26,422	34	0.51
Money market accounts	80,682	498	2.47	83,390	644	3.09
Certificates of deposit and retirement accounts	71,031	556	3.13	64,571	512	3.17
Total interest-bearing deposits	203,509	1,073	2.11	201,796	1,197	2.37
FHLB borrowings	36,238	357	3.94	40,567	356	3.51
Total interest-bearing liabilities	239,747	1,430	2.39	242,363	1,553	2.56
Non-interest-bearing deposits	35,447			35,378
Other non-interest-bearing liabilities	8,740			7,048
Total liabilities	283,934			284,789
Stockholders’ equity	32,757			23,843
Total liabilities and stockholders’ equity	$316,691			$308,632

Net interest income		$2,643			$2,226
Net interest rate spread (1)			3.20%			2.69%
Net interest-earning assets (2)	$51,534			$45,733
Net interest margin (3)			3.63%			3.09%
Average interest-earning assets to average interest-bearing liabilities	121.50%			118.87%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

	For the Nine Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(4)	Balance	Interest	Rate(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$235,314	$10,447	5.92%	$209,338	$9,157	5.83%
Available-for-sale securities	44,721	1,111	3.31	51,522	1,256	3.25
FHLB/FRB stock	3,648	193	7.05	3,367	210	8.32
Other interest-earning assets	6,142	116	2.52	8,167	188	3.07
Total interest-earning assets	289,825	11,867	5.46	272,394	10,811	5.29
Non-interest-earning assets	25,625			18,596
Total assets	$315,450			$290,990

Interest-bearing liabilities:
NOW accounts	$27,837	19	0.09	$26,636	19	0.10
Regular savings and demand club accounts	24,647	48	0.26	25,099	85	0.45
Money market accounts	86,437	1,678	2.59	72,943	1,483	2.71
Certificates of deposit and retirement accounts	64,530	1,469	3.04	64,916	1,532	3.15
Total interest-bearing deposits	203,451	3,214	2.11	189,594	3,119	2.19
FHLB borrowings	36,567	958	3.49	39,275	1,107	3.76
Total interest-bearing liabilities	240,018	4,172	2.32	228,869	4,226	2.46
Non-interest-bearing deposits	33,977			33,086
Other non-interest-bearing liabilities	8,377			5,279
Total liabilities	282,372			267,234
Stockholders’ equity	33,078			23,756
Total liabilities and stockholders’ equity	$315,450			$290,990

Net interest income		$7,695			$6,585
Net interest rate spread (1)			3.14%			2.83%
Net interest-earning assets (2)	$49,807			$43,525
Net interest margin (3)			3.54%			3.22%
Average interest-earning assets to average interest-bearing liabilities	120.75%			119.02%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
	Increase (Decrease)			Increase (Decrease)
	Due		Total	Due		Total
	to		Increase	to		Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$379	$121	$500	$1,136	$154	$1,290
Available-for-sale securities	(154)	(1)	(155)	(166)	21	(145)
FHLB/FRB stock	3	(5)	(2)	18	(35)	(17)
Other interest-earning assets	(36)	(13)	(49)	(47)	(25)	(72)

Total interest-earning assets	192	102	294	941	115	1,056

Interest-bearing liabilities:
NOW accounts	—	—	—	1	(1)	—
Regular savings and demand club accounts	(3)	(19)	(22)	(2)	(35)	(37)
Money market accounts	(21)	(125)	(146)	274	(79)	195
Certificates of deposit and retirement accounts	51	(7)	44	(9)	(54)	(63)
Total deposits	27	(151)	(124)	264	(169)	95

FHLB borrowings	(38)	39	1	(76)	(73)	(149)

Total interest-bearing liabilities	(11)	(112)	(123)	188	(242)	(54)

Change in net interest income	$203	$214	$417	$753	$357	$1,110

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025

Net Income.  Net income of $86,000 was recorded for the three months ended September 30, 2026, a decrease of $99,000, or 53.5%, as compared to $185,000 for the three months ended September 30, 2025. The decrease in net income was attributable to a $530,000 increase in non-interest expense, a $20,000 increase in provision for credit losses, and a $1,000 increase in income tax expense, partially offset by a $417,000 increase in net interest income and a $35,000 increase in non-interest income during the three months ended September 30, 2026. Net income from continuing operations was $27,000 for the three months ended September 30, 2026 as compared to $134,000 for the three months ended September 30, 2025. Net income attributable to discontinued operations was $59,000 for the three months ended September 30, 2026 as compared to $51,000 for the three months ended September 30, 2025.

Interest Income. Interest income increased $294,000, or 7.8%, to $4.1 million for the three months ended September 30, 2026, as compared to $3.8 million for the three months ended September 30, 2025 due to an increase in loan interest income.

Interest income on loans increased by $500,000, or 16.0%, to $3.6 million for the three months ended September 30, 2026 as compared to $3.1 million for the three months ended September 30, 2025. The increase was due to a $25.9 million, or 12.1%, increase in the average balance of the loan portfolio to $239.4 million for the three months ended September 30, 2026 from $213.5 million for the three months ended September 30, 2025. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate loans, partially offset by loan repayments and one- to four-family residential real estate loan sales. The average yield earned on the loan portfolio increased by 20 basis points to 6.06% for the three months ended September 30, 2026 from 5.86% for the three months ended September 30, 2025.

Interest income earned on the available-for-sale securities portfolio decreased by $155,000, or 31.7%, to $334,000 for the three months ended September 30, 2026 as compared to $489,000 for the three months ended September 30, 2025. The decrease was primarily attributable to an $18.5 million, or 31.4%, decrease in the average balance of the available-for-sale securities portfolio to $40.2 million for the three months ended September 30, 2026 as compared to $58.7 million for the three months ended September 30, 2025 primarily due to maturities. The average yield earned on the available-for-sale securities portfolio decreased by one basis point to 3.32% for the three months ended September 30, 2026 from 3.33% for the three months ended September 30, 2025.

Interest Expense. Interest expense decreased $123,000, or 7.9%, to $1.4 million for the three months ended September 30, 2026 as compared to $1.6 million for the three months ended September 30, 2025 due to a decrease in interest expense on money market accounts.

Interest expense on deposits decreased $124,000, or 10.4%, to $1.1 million for the three months ended September 30, 2026 from $1.2 million for the three months ended September 30, 2025.  The average interest rate paid on deposit accounts decreased 26 basis points to 2.11% for the three months ended September 30, 2026 from 2.37% for the three months ended September 30, 2025, primarily due to a 62 basis points decrease in interest paid on money market accounts in addition to a 31 basis points decrease in interest paid on savings accounts. The average balance of deposits increased by $1.7 million, or 0.8%, to $203.5 million for the three months ended September 30, 2026 from $201.8 million for the three months ended September 30, 2025. The increase in the average balance of deposits was primarily attributable to a $6.5 million increase in certificate of deposit and retirement accounts and a $589,000 increase in NOW accounts, partially offset by a $2.7 million decrease in money market accounts and a $2.6 million decrease in savings accounts.

Interest expense paid on FHLB and other borrowings increased $1,000, or 0.3%, to $357,000 for the three months ended September 30, 2026 from $356,000 for the three months ended September 30, 2025. The increase in the interest paid on borrowings was due to a 43 basis points increase in the average interest rate paid on FHLB borrowings to 3.94% for the three months ended September 30, 2026 from 3.51% for the three months ended September 30, 2025. The average balance of FHLB borrowings decreased $4.3 million, or 10.7%, to $36.2 million for the three months ended September 30, 2026 as compared to $40.6 million for the three months ended September 30, 2025 due to an increase in funding from deposits.

Net Interest Income. Net interest income increased by $417,000, or 18.7%, to $2.6 million for the three months ended September 30, 2026 from $2.2 million for the three months ended September 30, 2025. Net interest rate spread increased 51 basis points to 3.20% for the three months ended September 30, 2026 as compared to 2.69% for the three months ended September 30, 2025, reflecting a 34 basis points increase in the average yield on interest-earning assets in addition to a 17 basis points decrease in the average cost of interest-bearing liabilities. The net interest margin increased by 54 basis points to 3.63% for the three months ended September 30, 2026 from 3.09% for the three months ended September 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the allowance for credit losses described under “Summary of Critical Accounting Policies and Critical Accounting Estimates” and in Note 2. Summary of Significant Accounting Policies of notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q, we recorded a $100,000 provision for credit losses on loans for the three months ended September 30, 2026 as compared to an $80,000 provision for credit losses on loans for the three months ended September 30, 2025.  The allowance for credit losses on loans was $1.9 million at September 30, 2026, or 0.79%, of total loans outstanding, and $1.9 million, or 0.84% of total loans outstanding at December 31, 2025.

Non-Interest Income. Non-interest income from continuing operations increased by $26,000, or 7.6%, to $368,000 for the three months ended September 30, 2026 from $342,000 for the three months ended September 30, 2025. The increase was attributable to a $77,000 increase in fee income, specifically debit card interchange fee income and insufficient fund fees, primarily due to our increased focus on core deposit growth. Non-interest income attributable to discontinued operations was $262,000 for the three months ended September 30, 2026 as compared to $253,000 for the three months ended September 30, 2025.

Non-Interest Expense. Non-interest expense from continuing operations increased by $529,000, or 22.9%, to $2.8 million for the three months ended September 30, 2026 from $2.3 million for the three months ended September 30, 2025. Compensation and benefits increased by $80,000, or 6.4%, to $1.3 million for the three months ended September 30, 2026 from $1.2 million for the three months ended September 30, 2025 due to annual salary increases and increases in benefit expenses.  Core processing expense increased $70,000, or 16.1%, to $505,000 for the three months ended September 30, 2026 from $435,000 for the three months ended September 30, 2025 as a result of IT managed services. Premises and equipment expense increased $58,000, or 27.5%, to $269,000 for the three months ended September 30, 2026 from $211,000 for the three months ended September 30, 2025 primarily due to an increase in building repairs and maintenance as well as an increase in depreciation expense related to the opening of the new Manlius branch office. Impairment of long-lived assets increased $262,000 to $262,000 for the three months ended September 30, 2026 from $0 for the three months ended September 30, 2025 due to the write-down of a non-banking commercial property. The impairment loss recognized was estimated based upon the current list price of the property. Non-interest expense attributable to discontinued operations was $203,000 for the three months ended September 30, 2026 as compared to $202,000 for the three months ended September 30, 2025.

Income Tax Expense. Income tax expense increased $1,000, or 2.6%, to $40,000 for the three months ended September 30, 2026 as compared to $39,000 for the three months ended September 30, 2025.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Net Income. Net income of $129,000 was recorded for the nine months ended September 30, 2026, a decrease of $8,000, or 5.8%, as compared to $137,000 for the nine months ended September 30, 2025. The decrease in net income was attributable to a $1.7 million increase in non-interest expense, partially offset by a $1.1 million increase in net interest income, a $248,000 increase in non-interest income, and a $361,000 decrease in provision for credit losses.  Net loss attributable to continuing operations was $32,000 for the nine months ended September 30, 2026 as compared to a net loss of $40,000 for the nine months ended September 30, 2025.  Net income attributable to discontinued operations was $161,000 for the nine months ended September 30, 2026 as compared to $177,000 for the nine months ended September 30, 2025.

Interest Income. Interest income increased $1.1 million, or 9.8%, to $11.9 million for the nine months ended September 30, 2026 as compared to $10.8 million for the nine months ended September 30, 2025 due to an increase in loan interest income.

Interest income on loans increased by $1.3 million, or 14.1%, to $10.4 million for the nine months ended September 30, 2026 as compared to $9.2 million for the nine months ended September 30, 2025. The increase was due to a $26.0 million, or 12.4%, increase in the average balance of the loan portfolio to $235.3 million for the nine months ended September 30, 2026 from $209.3 million for the nine months ended September 30, 2025. The increase in the average balance of the loan portfolio was primarily due to an increase in the average balance of commercial real estate loans, partially offset by loan repayments and one- to four-family residential real estate loan sales. The average yield earned on the loan portfolio increased by nine basis points to 5.92% for the nine months ended September 30, 2026 from 5.83% for the nine months ended September 30, 2025.

Interest income earned on the available-for-sale securities portfolio decreased by $145,000, or 11.5%, to $1.1 million for the nine months ended September 30, 2026 as compared to $1.3 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a decrease in the average balance of the available-for-sale securities portfolio of $6.8 million, or 13.2%, to $44.7 million for the nine months ended September 30, 2026 as compared to $51.5 million for the nine months ended September 30, 2025 primarily due to maturities. The average yield earned on the available-for-sale securities portfolio increased by six basis points to 3.31% for the nine months ended September 30, 2026 from 3.25% for the nine months ended September 30, 2025 due to an increase in interest rates earned on the portfolio, resulting from purchases of higher-yielding securities.

Interest Expense. Interest expense decreased $54,000, or 1.3%, to $4.2 million for the nine months ended September 30, 2026 due to a decrease in interest expense on FHLB and other borrowings.

Interest expense on deposits increased $95,000, or 3.0%, to $3.2 million for the nine months ended September 30, 2026 from $3.1 million for the nine months ended September 30, 2025.  The average balance of deposits increased by $13.9 million, or 7.3%, to $203.5 million for the nine months ended September 30, 2026 from $189.6 million for the nine months ended September 30, 2025. The increase in the average balance of deposits was primarily attributable to a $13.5 million increase in money market accounts and a $1.2 million increase in NOW accounts. The average interest rate paid on deposit accounts decreased eight basis points to 2.11% for the nine months ended September 30, 2026 from 2.19% for the nine months ended September 30, 2025.

Interest expense paid on FHLB and other borrowings decreased $149,000, or 13.5%, to $958,000 for the nine months ended September 30, 2026 from $1.1 million for the nine months ended September 30, 2025. The decrease in the interest paid on borrowings was due to a 27 basis points decrease in the average interest rate paid on FHLB borrowings to 3.49% for the nine months ended September 30, 2026 from 3.76% for the nine months ended September 30, 2025. The average balance of FHLB borrowings decreased $2.7 million, or 6.9%, to $36.6 million for the nine months ended September 30, 2026 as compared to $39.3 million for the nine months ended September 30, 2025 due to an increase in funding from deposits.

Net Interest Income. Net interest income increased by $1.1 million, or 16.9%, to $7.7 million for the nine months ended September 30, 2026 from $6.6 million for the nine months ended September 30, 2025. Net interest rate spread increased 31 basis points to 3.14% for the nine months ended September 30, 2026 as compared to 2.83% for the nine months ended September 30, 2025, reflecting a 17 basis points increase in the average yield on interest-earning assets in addition to a 14 basis points decrease in the average cost of interest-bearing liabilities. The net interest margin increased by 32 basis points to 3.54% for the nine months ended September 30, 2026 from 3.22% for the nine months ended September 30, 2025.

Provision for Credit Losses. Based on management’s analysis of the allowance for credit losses described under “Summary of Critical Accounting Policies and Critical Accounting Estimates” and in Note 2. Summary of Significant Accounting Policies of notes to the consolidated financial statements included within this Quarterly Report on Form 10-Q, we recorded a $148,000 provision for credit losses related to the available-for-sale securities portfolio and a $192,000 provision for credit losses on loans for the nine months ended September 30, 2026 as compared to a $701,000 provision for credit losses on loans for the nine months ended September 30, 2025. The $148,000 provision for credit losses on the available-for-sale securities portfolio for the nine months ended September 30, 2026 was due to the Madison County Capital Resource Corp. (Cazenovia College) bond that was in default. The decreased provision for credit losses on loans for the nine months ended September 30, 2026 was the result of two commercial and industrial loans totaling $599,000 being fully charged off in 2025. During the nine months ended September 30, 2026, we also made several changes to our CECL model assumptions which included the individual evaluation of all special mention and substandard risk rated loans, adding an additional qualitative factor for loans delinquent 15-29 days, and removing a minimum loss rate relative to historical losses. Prior to the changes, we used the highest of the minimum loss rate, peer loss rate, and the Bank’s historical loss rate for each loan pool and now use only our own historical loss rates. The allowance for credit losses on loans was $1.9 million at September 30, 2026, or 0.79%, of total loans outstanding, and $1.9 million, or 0.84% of total loans outstanding at December 31, 2025.

Non-Interest Income. Non-interest income from continuing operations increased by $196,000, or 22.3%, to $1.1 million for the nine months ended September 30, 2026 from $879,000 for the nine months ended September 30, 2025. The increase was attributable to a $232,000 increase in fee income, specifically debit card interchange fee income and insufficient fund fees, primarily due to our increased focus on core deposit growth. Non-interest income from discontinued operations was $785,000 for the nine months ended September 30, 2026 as compared to $733,000 for the nine months ended September 30, 2025. The increase was due to higher income earned from financial services and retirement planning income generated by our subsidiary, Financial Quest, during the nine months ended September 30, 2026.

Non-Interest Expense. Non-interest expense from continuing operations increased by $1.7 million, or 24.5%, to $8.4 million for the nine months ended September 30, 2026 from $6.8 million for the nine months ended September 30, 2025. Compensation and benefits increased by $512,000, or 13.9%, to $4.2 million for the nine months ended September 30, 2026 from $3.7 million for the nine months ended September 30, 2025 due to an increase in the number of employees as a result of opening a new branch office in Manlius, New York in June 2025 as well as annual salary increases and increases in benefit expenses.  Core processing expense increased $301,000, or 26.3%, to $1.4 million for the nine months ended September 30, 2026 from $1.1 million for the nine months ended September 30, 2025 as a result of IT managed services. Professional fees increased $285,000, or 118.8%, to $525,000 for the nine months ended September 30, 2026 from $240,000 for the nine months ended September 30, 2025 primarily due to increases in consulting, legal, and audit and accounting services in connection with becoming a public company. Premises and equipment expense increased by $184,000, or 28.6%, to $828,000 for the nine months ended September 30, 2026 from $644,000 for the nine months ended September 30, 2025 primarily due to the opening of the new Manlius branch office and the renovation of the Liverpool branch office. Impairment of long-lived assets increased $262,000 to $262,000 for the nine months ended September 30, 2026 from $0 for the nine months ended September 30, 2025 due to the write-down of a non-banking commercial property. The impairment loss recognized was estimated based upon the current list price of the property. Non-interest expense from discontinued operations was $624,000 for the nine months ended September 30, 2026 as compared to $556,000 for the nine months ended September 30, 2025.  The increase was due to increases in compensation expense and professional services during the nine months ended September 30, 2026.

Income Tax Expense. Income tax expense remained unchanged at $33,000 for the nine months ended September 30, 2026 and 2025.

Financial Position and Results of Operations of Our Wealth Management Business Segment

For the first nine months of 2026, we conducted our business through two business segments: (1) our banking business segment, which primarily involves the delivery of loan and deposit products to our customers through Seneca Savings Bank, National Association

(the “Bank”) and generates net interest income and service fees, and (2) our wealth management business segment, which includes investment management services for individuals and institutions offered through Financial Quest and provides commission income from 401(k) plan management and brokered accounts.

On October 21, 2026, the Company entered into a definitive agreement to sell substantially all of the business assets of Financial Quest (as defined below) for $1,400,000; the transaction closed on October 26, 2026.

The following tables present the statements of income and total assets for our reportable business segments at or for the periods indicated:

	At or for the Three Months Ended September 30,
	2026			2025
		Wealth	Total		Wealth	Total
(In thousands)	Banking	Management (2)	Segments(3)	Banking	Management (2)	Segments(3)

Net interest income	$2,643	$—	$2,643	$2,226	$—	$2,226
Non-interest income	368	262	630	342	253	595
Provision for credit losses on loans	100	—	100	80	—	80
Provision for credit losses on available-for-sale securities	—	—	—	—	—	—
Non-interest expense	2,844	203	3,047	2,315	202	2,517
Provision for income taxes	40	—	40	39	—	39
Net income	$27	$59	$86	$134	$51	$185
Assets under management (AUM) (market value) (1)	$—	$241,850	$241,850	$—	$256,580	$256,580
Total assets	$314,923	$1,384	$315,637	$315,280	$1,178	$316,458
(1)	Assets under management represents customer assets managed by Financial Quest, and not assets of Financial Quest or the Bank.
(2)	Reflected within the statement of operations discontinued operations and held-for-sale assets within Note 1.
(3)	Reflects intercompany eliminations. See Footnote 15, Segment Information, for more information.

	At or for the Nine Months Ended September 30,
	2026			2025
		Wealth	Total		Wealth	Total
(In thousands)	Banking	Management (2)	Segments(3)	Banking	Management (2)	Segments(3)

Net interest income	$7,695	$—	$7,695	$6,585	$—	$6,585
Non-interest income	1,075	785	1,860	879	733	1,612
Provision for credit losses on loans	192	—	192	701	—	701
Provision for credit losses on available-for-sale securities	148	—	148	—	—	—
Non-interest expense	8,429	624	9,053	6,770	556	7,326
Provision for income taxes	33	—	33	33	—	33
Net income (loss)	$(32)	$161	$129	$(40)	$177	$137
Assets under management (AUM) (market value) (1)	$—	$241,850	$241,850	$—	$256,580	$256,580
Total assets	$314,923	$1,384	$315,637	$315,280	$1,178	$316,458
(1)	Assets under management represents customer assets managed by Financial Quest, and not assets of Financial Quest or the Bank.
(2)	Reflected within the statement of operations discontinued operations and held-for-sale assets within Note 1.
(3)	Reflects intercompany eliminations. See Footnote 15, Segment Information, for more information.

Comparison at or for the three months ended September 30, 2026 and 2025.  The market value of assets under management was $241.9 million at September 30, 2026 as compared to $256.6 million at September 30, 2025. The decrease in assets under management was primarily attributable to the withdrawal of approximately $38.0 million of client assets following the termination of a client relationship during the second quarter of 2026.

Income related to our wealth management business segment, which we record as non-interest income, increased $9,000, or 3.6%, to $262,000 for the three months ended September 30, 2026 as compared to $253,000 for the three months ended September 30, 2025. The increase was mainly due to the impact of changes in equity markets and the interest rate environment during the three months ended September 30, 2026 as compared to the same prior year period.

Expenses related to our wealth management business segment, which we record as non-interest expense, increased $1,000, or 0.5%, to $203,000 for the three months ended September 30, 2026 as compared to $202,000 for the three months ended September 30, 2025. The increase was due to an increase in compensation expense.

Comparison at or for the nine months ended September 30, 2026 and 2025.  The market value of assets under management was $241.9 million at September 30, 2026 as compared to $256.6 million at September 30, 2025. The decrease in assets under management was primarily attributable to the withdrawal of approximately $38.0 million of client assets following the termination of a client relationship during the second quarter of 2026.

Income related to our wealth management business segment, which we record as non-interest income, increased $52,000, or 7.1%, to $785,000 for the nine months ended September 30, 2026 as compared to $733,000 for the nine months ended September 30, 2025. The increase was mainly due to the impact of changes in equity markets and the interest rate environment during the nine months ended September 30, 2026 as compared to the same prior year period.

Expenses related to our wealth management business segment, which we record as non-interest expense, increased $68,000, or 12.2%, to $624,000 for the nine months ended September 30, 2026 as compared to $556,000 for the nine months ended September 30, 2025. The increase was primarily due to increases in compensation expense and professional services.

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

Loans modified for borrowers experiencing financial difficulties occur when we grant borrowers favorable loan modifications that we would not consider but for economic or legal reasons pertaining to the borrower’s financial difficulties. These concessions typically include a modification of loan terms such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date, or possibly a partial forgiveness of the principal amount due. We identify loans for potential modifications related to borrowers experiencing financial difficulty primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. We did not modify any loans to borrowers experiencing financial difficulty during the three or nine months ended September 30, 2026. We closely monitor the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. Loans modified to borrowers experiencing financial difficulty did not have payment default during the three or nine months ended September 30, 2026 and all such loans were current as of September 30, 2026.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,	At December 31,
(Dollars in thousands)	2026	2025

Non-accrual loans:
Residential:
One- to four-family	$1,071	$1,455
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial real estate	2,076	1,578
Commercial and industrial	147	41
Consumer and other	12	—
Total non-accrual loans	3,306	3,074

Accruing loans 90 days or more past due:
Residential:
One- to four-family	—	—
Construction	—	—
Home equity loans and lines of credit	89	32
Commercial real estate	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total accruing loans 90 days or more past due	89	32

Total non-performing loans	3,395	3,106

Real estate owned	—	—
Other non-performing assets	—	148

Total non-performing assets	$3,395	$3,254

Ratios:
Total non-performing loans to total loans	1.42%	1.37%
Total non-performing loans to total assets	1.08%	1.00%
Total non-performing assets to total assets	1.08%	1.04%

Non-accrual loans increased by $232,000, or 7.5%, to $3.3 million at September 30, 2026 as compared to $3.1 million at December 31, 2025, primarily due to an increase in commercial real estate loans as two loans went on non-accrual and one commercial and industrial loan went on non-accrual, partially offset by a commercial and industrial loan paying off during the nine months ended September 30, 2026. Non-accrual loans had a decrease in one- to four family residential loans as three loans transitioned to accrual status and three loans were charged off, partially offset by one loan becoming non-accrual during the nine months ended September 30, 2026.

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

In connection with the filing of our call reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified loans and loans designated as special mention as of September 30, 2026 and December 31, 2025 in our commercial real estate and commercial and industrial loan portfolios. All other loans are assigned a “pass” rating until the loan becomes 90 days past due at which time it is either downgraded to “non-performing” status or charged off. Generally loans 90 days or more past due are placed on non-accrual status.

	At September 30,	At December 31,
(In thousands)	2026	2025

Substandard	$3,495	$3,253
Doubtful	—	—
Loss	—	—
Total Classified Assets	$3,495	$3,253
Special Mention	$565	$1,082

At September 30, 2026, a loan relationship consisting of one commercial real estate loan totaling $576,000 and seven commercial and industrial loans totaling $506,000 was upgraded from special mention to pass, offset by two newly criticized special mention commercial real estate loans that were downgraded from pass during the nine months ended September 30, 2026 as compared to December 31, 2025. A commercial real estate loan totaling $114,000 and a commercial and industrial loan totaling $147,000 were downgraded to substandard from pass during the nine months ended September 30, 2026 as compared to December 31, 2025.

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

Loans that have similar risk characteristics are evaluated on a collective basis for the purposes of establishing the allowance for credit losses. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. During 2026, individually evaluated loans were also expanded to include commercial loans that were risk rated special mention along with loans risk rated substandard. A collateral-dependent asset is a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty. The allowance for credit loss for a collateral-dependent financial asset is measured using the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025

Balance at beginning of period	$1,915	$1,804

Charge-offs:
Residential:
One- to four-family	(172)	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	(1)	(679)
Consumer and other	(62)	(39)
Total charge-offs	(235)	(718)

Recoveries:
Residential:
One- to four-family	1	—
Home equity loans and lines of credit	—	—
Construction	—	—
Commercial real estate	—	—
Commercial and industrial	1	2
Consumer and other	8	5
Total recoveries	10	7

Net charge-offs	(225)	(711)
Provision for credit losses on loans	192	701

Balance of allowance at end of period	$1,882	$1,794

Net (charge-offs) recoveries to average loans outstanding during period (annualized)	(0.13)%	(0.45)%
Allowance for credit losses on loans to non-accrual loans at end of period	56.93%	308.25%
Non-accrual loans to total loans outstanding at end of period	1.38%	0.27%
Allowance for credit losses on loans to total loans outstanding at end of period	0.79%	0.83%

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

	For the Nine Months Ended September 30,
	2026	2025

Net (charge-offs) recoveries to average loans outstanding during the period by loan type (annualized):
Residential:
One- to four-family	(0.10)%	0.00%
Home equity loans and lines of credit	0.00%	0.00%
Construction	0.00%	0.00%
Commercial real estate	0.00%	0.00%
Commercial and industrial	0.00%	(0.43)%
Consumer and other	(0.03)%	(0.02)%

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from calls, maturities and sales of securities. We also are able to borrow from the FHLB of New York. At September 30, 2026, we had a $73.1 million line of credit with the FHLB of New York, a $5.0 million line of credit with Pacific Coast Bankers Bank (“PCBB”), a $5.0 million line of credit with United Bankers Bank (“UBB”), and a $4.0 million line of credit with Zions Bank. At September 30, 2026, we had outstanding borrowings of $34.7 million from the FHLB of New York. We did not borrow against the lines of credit with Zions Bank, UBB, or PCBB during the three or nine months ended September 30, 2026. We also have the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program.

The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists to meet the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had sufficient sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2026.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents, which includes cash and due from banks. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2026, cash and cash equivalents totaled $8.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, had a total market value of $36.7 million at September 30, 2026.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLB of New York advances and other liquidity sources. We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. Certificates of deposit due within twelve months of September 30, 2026 totaled $58.1 million, or 23.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLB of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We have commenced a material capital expenditure in 2026 related to the construction of our Camillus branch which we expect to open in the second quarter of 2027.  We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above.

At September 30, 2026, we exceeded all of our regulatory capital requirements, and we were categorized as “well capitalized” at September 30, 2026, including applicable grace periods. Management is not aware of any conditions or events since September 30, 2026 that would change our categorization. See Note 12. Regulatory Capital Requirements of the notes to our consolidated financial statements for more information.

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet items include loan commitments as described in Note 11. Commitments and Contingencies of the notes to our consolidated financial statements. At September 30, 2026, we had loan commitments to borrowers of approximately $1.2 million and overdraft lines of credit, unused home equity lines of credit, unused commercial lines of credit, and commercial and standby letters of credit of approximately $33.3 million. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. The allowance for credit losses on unfunded loan commitments was immaterial at September 30, 2026.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.  An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2026.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting.  During the quarter ended September 30, 2026, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

At September 30, 2026, the Bank was subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement“ (as such term is defined in Item 408 of SEC Regulation S-K).

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

101

The following materials for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENECA BANCORP, INC.

Date: November 13, 2026	/s/ Joseph G. Vitale
Joseph G. Vitale
President and Chief Executive Officer
(Duly Authorized Representative and Principal Executive Officer)

Date: November 13, 2026	/s/ Angela M. Krezmer
Angela M. Krezmer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)